Form 10-Q
period 1996-10-31
SUPERIOR TELECOM INC
filed 1996-12-16
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934
    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER 1-12261

                             ---------------------

                             SUPERIOR TELECOM INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 58-2248978
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

            1790 BROADWAY
          NEW YORK, NEW YORK                            10019-1412
        (Address of principal                           (Zip code)
          executive offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 Days. Yes /X/ No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                Class                        Outstanding at December 16, 1996
     ---------------------------              ------------------------------
     Common Stock, $.01 Par Value                       12,924,048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                           APRIL 30,   OCTOBER 31,
                                                                                              1996        1996
                                                                                           ----------  -----------
                                                                                            (NOTE 1)   (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................................................  $      351   $   3,051
  Accounts receivable (less allowance for doubtful accounts of: April, $166; October
    $171)................................................................................      53,689      43,079
  Inventories............................................................................      57,726      37,962
  Other current assets...................................................................       6,142       5,956
                                                                                           ----------  -----------
      Total current assets...............................................................     117,908      90,048
Property, plant, and equipment, net......................................................      76,528      76,327
Long-term investments and other assets...................................................       1,215       5,231
Goodwill (less accumulated amortization: April, $3,256; October, $3,983).................      48,414      47,687
                                                                                           ----------  -----------
      Total assets.......................................................................  $  244,065   $ 219,293
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt......................................................  $      484   $     413
  Accounts payable.......................................................................      46,253      31,883
  Accrued expenses.......................................................................      12,445      18,915
                                                                                           ----------  -----------
      Total current liabilities..........................................................      59,182      51,211
                                                                                           ----------  -----------
Long-term debt, less current portion.....................................................      11,540     124,071
                                                                                           ----------  -----------
Other long-term liabilities..............................................................       7,951       7,951
                                                                                           ----------  -----------
Due to Alpine and affiliate..............................................................     113,736      --
                                                                                           ----------  -----------
Preferred stock of subsidiary............................................................      --          20,000
                                                                                           ----------  -----------

Commitments and contingencies
Stockholders' equity:
  Common stock, April 1996; DNE Systems, Inc. and Superior Telecommunications, Inc.......           1          --
  Common stock, October 31, 1996; Superior TeleCom Inc.$0.01 par value, authorized
    25,000,000 shares; issued 12,024,048 shares..........................................      --             120
  Capital in excess of par value.........................................................      42,254      14,041
  Cumulative translation adjustment......................................................        (214)         70
  Retained earnings......................................................................       9,615       1,829
                                                                                           ----------  -----------
      Total stockholders' equity.........................................................      51,656      16,060
                                                                                           ----------  -----------
      Total liabilities and stockholders' equity.........................................  $  244,065   $ 219,293
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              TWO MONTHS        ONE MONTH
                                           THREE MONTHS          ENDED            ENDED
                                            OCTOBER 31,      SEPTEMBER 30,     OCTOBER 31,
                                               1995              1996              1996
                                          ---------------   ---------------   --------------
                                                               (NOTE 1)
Net sales...............................      $109,076          $87,201           $35,725
Cost of goods sold......................        98,036           72,777            29,564
                                          ---------------       -------           -------
    Gross profit........................        11,040           14,424             6,161
Selling, general and administrative.....         3,388            2,703             1,800
Amortization of goodwill................           390              289               142
                                          ---------------       -------           -------
    Operating income....................         7,262           11,432             4,219
Interest income.........................             1          --                      1
Interest (expense)......................        (4,509)          (2,715)           (1,007)
Preferred stock dividends of
  subsidiary............................       --               --                    (97)
Other income (expense), net.............            (4)              (9)               (4)
                                          ---------------       -------           -------
    Income before income taxes and
      extraordinary item................         2,750            8,708             3,112
Provision for income taxes..............        (1,179)          (3,590)           (1,283)
                                          ---------------       -------           -------
    Net income before extraordinary
      item..............................         1,571            5,118             1,829
Extraordinary gain on early
  extinguishment of debt................           166          --                --
                                          ---------------       -------           -------
    Net income..........................      $  1,737          $ 5,118           $ 1,829
                                          ---------------       -------           -------
                                          ---------------       -------           -------
Income per share of common stock:
  Net income before extraordinary
    item................................      $   0.26          $  0.85           $  0.22
  Extraordinary gain on early
    extinguishment of debt..............          0.03          --                --
                                          ---------------       -------           -------
    Net income per share of common
      stock.............................      $   0.29          $  0.85           $  0.22
                                          ---------------       -------           -------
                                          ---------------       -------           -------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SIX MONTHS    FIVE MONTHS    ONE MONTH
                                                                              ENDED         ENDED         ENDED
                                                                           OCTOBER 31,  SEPTEMBER 30,  OCTOBER 31,
                                                                              1995          1996          1996
                                                                           -----------  -------------  -----------
                                                                                          (NOTE 1)
Net sales................................................................   $ 208,400    $   211,025    $  35,725
Cost of goods sold.......................................................     187,857        178,224       29,564
                                                                           -----------  -------------  -----------
  Gross profit...........................................................      20,543         32,801        6,161
Selling, general and administrative......................................       6,687          6,591        1,800
Amortization of goodwill.................................................         764            721          142
                                                                           -----------  -------------  -----------
  Operating income.......................................................      13,092         25,489        4,219
Interest income..........................................................         349        --                 1
Interest (expense).......................................................      (8,590)        (6,973)      (1,007)
Preferred stock dividends of subsidiary..................................      --            --               (97)
Other income (expense), net..............................................          24            (62)          (4)
                                                                           -----------  -------------  -----------
  Income before income taxes and extraordinary item......................       4,875         18,454        3,112
Provision for income taxes...............................................      (1,630)        (7,368)      (1,283)
                                                                           -----------  -------------  -----------
  Net income before extraordinary item...................................       3,245         11,086        1,829
Extraordinary (loss)on early extinguishment of debt......................      (2,645)       --            --
                                                                           -----------  -------------  -----------
  Net income.............................................................   $     600    $    11,086    $   1,829
                                                                           -----------  -------------  -----------
                                                                           -----------  -------------  -----------
Income (loss) per share of common stock:
  Net income before extraordinary item...................................   $    0.54    $      1.84    $    0.22
  Extraordinary (loss) on early extinguishment of debt...................       (0.44)       --            --
                                                                           -----------  -------------  -----------
    Net income per share of common stock.................................   $    0.10    $      1.84    $    0.22
                                                                           -----------  -------------  -----------
                                                                           -----------  -------------  -----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD ENDED OCTOBER 31, 1996
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                COMMON STOCK         CAPITAL IN                   FOREIGN
                                          -------------------------    EXCESS      RETAINED      CURRENCY
                                             SHARES       AMOUNT       OF PAR      EARNINGS     TRANSLATION      TOTAL
                                          ------------  -----------  -----------  -----------  -------------  -----------
Balance at incorporation
  (see Note 1)..........................     6,024,048   $      60   $   --        $  --         $  --        $        60
Foreign currency translation............                                                                70             70
Dividends paid on common stock..........                                (117,129)                                (117,129)
Initial public offering of common
  stock.................................     6,000,000          60        88,220                                   88,280
Capital contribution (see Note 1).......                                  42,950                                   42,950
Net income for the month ended October
  31, 1996..............................                                               1,829                        1,829
                                          ------------       -----   -----------  -----------        -----    -----------
Balance at October 31, 1996.............    12,024,048   $     120   $    14,041   $   1,829     $      70    $    16,060
                                          ------------       -----   -----------  -----------        -----    -----------
                                          ------------       -----   -----------  -----------        -----    -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS    FIVE MONTHS    ONE MONTH
                                                                             ENDED         ENDED         ENDED
                                                                          OCTOBER 31,  SEPTEMBER 30,  OCTOBER 31,
                                                                             1995          1996          1996
                                                                          -----------  -------------  -----------
                                                                                         (NOTE 1)
Cash flows from operating activities:
  Net income before extraordinary item..................................  $     3,245   $    11,086   $     1,829
  Adjustments to reconcile income to cash provided by operations:
    Depreciation and amortization.......................................        4,040         3,700           753
    Amortization of deferred financing costs............................          333            20            90
    Other, net..........................................................          186            66       --
  Change in assets and liabilities:
    Accounts receivable.................................................        1,482           409        10,201
    Inventories.........................................................       16,483        19,218           546
    Other current assets................................................        1,483           460          (274)
    Other assets........................................................           77             2            15
    Accounts payable and accrued expenses...............................        6,408        (5,041)       (2,859)
    Other liabilities...................................................           80            57       --
                                                                          -----------  -------------  -----------
Cash flows provided by operating activities.............................       33,817        29,977        10,301
                                                                          -----------  -------------  -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired....................................     (103,083)      --            --
  Net proceeds from sale of common stock................................      --            --             88,280
  Capital expenditures..................................................       (1,934)       (2,745)         (640)
  Other.................................................................        1,088            35            37
                                                                          -----------  -------------  -----------
Cash flows provided by (used for) investing activities..................     (103,929)       (2,710)       87,677
                                                                          -----------  -------------  -----------
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit facilities, net........  $   (16,086)  $        --   $   113,382
  Capitalized financing costs...........................................       (3,215)      --             (4,050)
  Borrowings from (repayments to) Alpine, net...........................       97,750       (26,768)      (86,968)
  Dividends on common stock.............................................      --            --           (117,129)
  Repayments of long-term debt..........................................     (147,743)         (216)         (796)
  Long-term borrowings..................................................      140,000       --                 --
                                                                          -----------  -------------  -----------
Cash flows provided by (used for) financing activities..................       70,706       (26,984)      (95,561)
Net increase in cash and cash equivalents...............................          594           283         2,417
Cash and cash equivalents at beginning of period........................          273           351           634
                                                                          -----------  -------------  -----------
Cash and cash equivalents at end of period..............................  $       867   $       634   $     3,051
                                                                          -----------  -------------  -----------
Supplemental disclosures:
  Taxes paid............................................................           61           569           467
                                                                          -----------  -------------  -----------
  Interest paid.........................................................        8,697         7,610           408
                                                                          -----------  -------------  -----------
Non-cash investing and financing activities:
  Acquisition of business:
    Assets, net of cash acquired........................................  $   126,127
    Liabilities assumed.................................................      (23,044)
                                                                          -----------
    Net cash paid.......................................................  $  (103,083)
                                                                          -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996

                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    REORGANIZATION

    Superior TeleCom Inc. ("Superior TeleCom" or the "Company") was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE") were contributed to the Company. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of Superior's 6% Cumulative Preferred Stock ("Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility") (see Note
4), the net proceeds of which were used to repay the net amount of intercompany debt owed by Superior and DNE to Alpine of $87.9 million and to pay to Alpine $63.8 million of the aforementioned dividend.

    OFFERING

    On October 17, 1996, the Company sold 6,000,000 shares of its common stock through an initial public offering (the "Offering") at $16.00 per share. The Company used the net proceeds of approximately $88.3 million to repay $34.4 million under the Credit Facility and to pay to Alpine the remaining balance of the aforementioned dividend declared by Superior and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of the Company's common stock at $16.00 per share. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of the Company's common stock were then transferred to Alpine in exchange for $8.1 million in principal amount of the Superior Preferred Stock.

    As a result of the Offering, Alpine's ownership interest in Superior TeleCom declined to 50.1%.

    BASIS OF PRESENTATION

    These financial statements present the balance sheet of the Company at October 31, 1996 and the statement of operations and stockholders' equity for the one month period, subsequent to the Reorganization, ended October 31, 1996. For comparative purposes, the combined financial statements of the predecessor companies, Superior and DNE, have also been included herein. These financial statements consist of the combined balance sheet of Superior and DNE at April 30, 1996 and the combined statements of operations of Superior and DNE for the three and six months ended October 31, 1995 and the two and five months ended September 30, 1996. These financial statements should be read in conjunction with the summary of accounting policies and notes to the combined financial statements of Superior and DNE included in the Company's Registration Statement filed on Form S-1 on September 12, 1996. Furthermore, these financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

2. INVENTORIES

    The components of inventories are:

                                                                        APRIL 30,  OCTOBER 31,
                                                                          1996        1996
                                                                        ---------  -----------
Raw materials.........................................................  $  11,086   $   8,642
Work in process.......................................................     13,216       9,222
Finished goods........................................................     33,424      20,098
                                                                        ---------  -----------
                                                                        $  57,726   $  37,962
                                                                        ---------  -----------
                                                                        ---------  -----------

3. INCOME (LOSS) PER SHARE

    Income per common share is determined by dividing net income attributable to common stock by the weighted average number of common shares, and when dilutive, common share equivalents outstanding. The weighted average number of common and common equivalent shares outstanding used in computing income per share for the six months ended October 31, 1995 and the five months ended September 30, 1996 was 6,024,048, and for the one month period ended October 31, 1996 was 8,151,446.

4. DEBT

    Debt consists of the following:

                                                                        APRIL 30,  OCTOBER 31,
                                                                          1996        1996
                                                                        ---------  -----------
Credit Facility(a)....................................................  $  --       $ 113,458
Lease finance obligation(b)...........................................      5,853       5,810
Promissory note(c)....................................................      1,170       1,186
Mortgage loan(d)......................................................      4,996       3,977
Other.................................................................          5          53
                                                                        ---------  -----------
  Total debt..........................................................     12,024     124,484
Less: current portion.................................................        484         413
                                                                        ---------  -----------
  Long-term debt......................................................  $  11,540   $ 124,071
                                                                        ---------  -----------

    The aggregate principal maturities of long-term debt for the five years subsequent to October 31, 1996 are as follows:

1997..............................................................  $     413
1998..............................................................        443
1999..............................................................        477
2000..............................................................        512
2001..............................................................    115,186

------------------------

(a) Interest on the Credit Facility is payable quarterly based upon the prime rate plus 0.5% or the Eurodollar rate plus 1.5%. The variable components of these rates are subject to periodic adjustment after October 1997 based on the ratio of debt to cash flow (as defined). The Credit Facility has a five-year term with a total commitment of $150.0 million which is reduced by $25.0 million in October 1999

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

4. DEBT (CONTINUED)
    and October 2000. Loans under the Credit Facility are guaranteed by the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each of the Company's domestic subsidiaries.

(b) The lease finance obligations result from the sale/leaseback of two properties during fiscal 1994 which, because of the Company's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at October 31, 1996 consist of: (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $810,000 related to the sale/leaseback of a manufacturing facility previously owned by DNE.

(c) The promissory note relates to the acquisition of certain wire and cable manufacturing assets on November 28, 1995. The note does not bear interest and is due on December 31, 1996.

(d) The mortgage loan is payable by DNE to the Connecticut Development Authority. The loan is collateralized by DNE's real estate, machinery and equipment. The loan is payable March 2002 and is subject to a 20-year amortization schedule. The interest rate is 7.25% through February 28, 1999 and the higher of 7.25% or the yield on U.S. Treasury securities with the same maturity thereafter.

5. STOCK OPTIONS

    The Company adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan") on October 10, 1996. Under the Stock Option Plan, the Company has 1,250,000 shares of common stock reserved for issuance. The shares may be granted from time to time to key employees, officers, advisors and independent consultants, and non-employee directors of the Company or its subsidiaries. The Stock Option Plan provides for both grants of incentive and non-incentive stock options. No options may be granted after 10 years from the effective date of the Stock Option Plan.

    As of October 31, 1996, the Company had granted 710,000 options pursuant to the Stock Option Plan each of which has a per share exercise price of $16.00

    On October 10, 1996, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan") in which all employees of the Company who work more than 20 hours per week and at least five months per year are eligible to participate. The purpose of the Stock Purchase Plan is to provide employees of the Company with an opportunity to purchase common stock through payroll deduction. The Stock Purchase Plan provides that employees may utilize 1% to 25% of their gross compensation, up to a maximum of $25,000 per year, to purchase common stock at a price equal to the lesser of 85% of the fair market value of a share of common stock on either (i) the date immediately preceding the first day of each calendar quarter and (ii) the last day of each calendar quarter. There are 250,000 shares of common stock reserved for issuance under the Stock Purchase Plan.

6. RELATED PARTY

    Concurrently with the completion of the Reorganization, the Company entered into a services agreement (the "Services Agreement") with Alpine whereby Alpine agreed to provide certain services to the Company including, among other things, assistance with public company reporting, certain financial reporting functions, legal compliance, banking, risk management and operational and strategic matters. The Services Agreement provides for the payment by the Company to Alpine of $0.9 million per year plus reimbursement of any third party expenses incurred by Alpine. The Company believes that $0.9 million

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

6. RELATED PARTY (CONTINUED)
represents a reasonable estimate of the cost of obtaining the services described above. The Services Agreement will expire on April 30, 1998.

    At October 31, 1996, $1.9 million was owed by the Company to Alpine, of which $0.1 million was for services provided pursuant to the Services Agreement and $1.8 million was for unreimbursed third party expenses incurred by Alpine in connection with the Credit Facility and the Offering.

7. COMMITMENTS AND CONTINGENCIES

    Soil and groundwater at Superior's Brownwood, Texas facility has been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to Superior's acquisition of the facility. Superior is in the process of obtaining approval for a remediation plan from the Texas Natural Resource Conservation Commission. Based upon investigations performed to date, the Company believes that the cost of this remediation will not be in excess of $500,000. Pursuant to an agreement between Superior and the former owner of the facility, Superior has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging form 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    The Company is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been financially adjudicated.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse affect upon the Company's financial position, liquidity or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its two subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"), is engaged in the manufacture and sale of copper wire and cable for the telecommunications industry and data communication and other electronic products and systems for defense, governmental and commercial applications.

    As used herein "fiscal 1996" refers to the fiscal year ended April 30, 1996 and "fiscal 1997" refers to the fiscal year ending April 30, 1997.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following comparative table includes operating statement data for the Company on an industry segment basis. Such data is presented on a pro forma basis for the three and six months ended October 31, 1996 and 1995, which management believes provides comparability among historical periods and facilities the analysis of trends in the Company's operations and profitability. Such pro forma data includes: (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company, and (ii) pro forma adjustments to selling, general and administrative expense, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the accompanying consolidated financial statements), as if such transactions occurred on May 1, 1995. Such pro forma adjustments are more fully described in the footnotes accompanying the following comparative table.

                                                                          UNAUDITED PRO FORMA OPERATING DATA
                                                                      ------------------------------------------
                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                          OCTOBER 31,           OCTOBER 31,
                                                                      --------------------  --------------------
                                                                        1995       1996       1995       1996
                                                                      ---------  ---------  ---------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Net sales
  Telecommunications wire and cable(1)..............................  $ 102,957  $ 116,887  $ 204,537  $ 234,856
  Data communications and electronics...............................      6,119      6,039     11,384     11,894
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................    109,076    122,926    215,921    246,750
Gross profit
  Telecommunications wire and cable(1)..............................  $   9,180  $  18,949  $  17,685  $  35,808
  Data communications and electronics...............................      1,860      1,636      3,453      3,154
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................     11,040     20,585     21,138     38,962
Gross margin percentage
  Telecommunications wire and cable.................................        8.9%      16.2%       8.7%      15.2%
  Data communications and electronics...............................       30.4%      27.1%      30.3%      26.5%
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................       10.1%      16.7%       9.8%      15.8%
Selling, general and administrative
  Telecommunications wire and cable(1)..............................  $   1,889  $   2,650  $   3,638  $   4,972
  Data communications and electronics...............................      1,499      1,686      3,082      3,252
  Corporate(2)......................................................        500        500      1,000      1,000
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................      3,888      4,836      7,720      9,224
Amortization of goodwill
  Telecommunications wire and cable(1)..............................  $     340  $     431  $     778  $     863
                                                                      ---------  ---------  ---------  ---------
Operating income
  Telecommunications wire and cable.................................  $   6,901  $  15,868  $  13,269  $  29,973
  Data communications and electronics...............................        361        (50)       371        (98)
  Corporate.........................................................       (500)      (500)    (1,000)    (1,000)
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................      6,762     15,318     12,640     28,875
Interest expense(3).................................................     (2,540)    (2,453)    (5,080)    (4,993)
Minority interest(4)................................................       (179)      (179)      (358)      (358)
Other income (expense)..............................................         (4)       (13)        24        (66)
                                                                      ---------  ---------  ---------  ---------
    Income before tax...............................................      4,039     12,673      7,226     23,458
Provision for income taxes(5).......................................     (1,687)    (5,141)    (3,033)    (9,526)
                                                                      ---------  ---------  ---------  ---------
    Net income......................................................  $   2,352  $   7,532  $   4,193  $  13,932
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
Income per share of common stock(6).................................  $    0.18  $    0.58  $    0.32  $    1.08
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

    Supplemental data for the Superior Telecommunications wire and cable segment:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which is based upon a constant copper cost of $1.00 per pound for the indicated periods provides additional meaningful information concerning Superior's sales and its gross margin percentage.

                                                                          UNAUDITED PRO FORMA OPERATING DATA
                                                                      ------------------------------------------
                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                          OCTOBER 31,           OCTOBER 31,
                                                                      --------------------  --------------------
                                                                        1995       1996       1995       1996
                                                                      ---------  ---------  ---------  ---------
                                                                                (DOLLARS IN THOUSANDS)
    NET SALES.......................................................  $  92,369  $ 113,152  $ 184,765  $ 224,659
    GROSS PROFIT....................................................      9,180     18,949     17,685     35,808
    GROSS MARGIN-PERCENTAGE.........................................        9.9%      16.7%       9.6%      15.9%

------------------------

Notes to unaudited pro forma operating data:

(1) For the six months ended October 1995, net sales, gross profit, selling, general and administrative expenses and amortization of goodwill have been increased by $7.5 million, $0.6 million, $33,000 and $14,000, respectively, to reflect the acquisition of the North American wire and cable operations of Alcatel N.A. (the "Alcatel Business") as if the acquisition had been completed on May 1, 1995. This acquisition was actually completed on May 11, 1995.

(2) Reflects estimated additional general and administrative expenses associated with the Company's status as an independent public company of $2.0 million on an annualized basis; including $0.2 million for the three months ended October 1995 and 1996, and $0.5 million for the six months ended October 1995 and 1996 which would have been payable pursuant to the Services Agreement (see Note 6 to the accompanying consolidated financial statements).

(3) Reflects the Company's estimated interest expense assuming that the balance outstanding under the Credit Facility was $110.0 million for the three months ended October 1996 and $115.0 million for all prior periods.

(4) Reflects dividends on $11.9 million (principal amount) of Superior Preferred Stock which remained outstanding subsequent to the Reorganization, the Offering and the exercise of the Underwriters overallotment option (see Note 1 to the accompanying consolidated financial statements).

(5) Income tax expense has been adjusted to reflect estimated tax expense as if the Company had filed a separate federal income tax return for all periods presented.

(6) Income per share of common stock has been calculated based upon 12,924,048 shares outstanding which assumes completion of the Offering and exercise of the underwriters' overallotment option (see Note 1 to the accompanying consolidated financial statements).

NET SALES

    Consolidated net sales for the three months ended October 1996 were $122.9 million, representing an increase of $13.9 million, or 12.7%, over consolidated net sales of $109.1 million for the same period in fiscal 1996. For the six months ended October 1996, consolidated net sales were $246.8 million, representing a $30.8 million, or 14.3%, increase over consolidated net sales of $215.9 million for the October 1995 six month period.

    Superior's net sales of $116.9 million for the three months ended October 1996 were $13.9 million, or 13.5%, greater than net sales of $103.0 million for the same period in fiscal 1996. For the six months ended October 1996, net sales were $234.9 million, representing a $30.3 million, or 14.8%, increase over net sales of $204.5 million for the October 1995 six month period. Adjusted for the impact of lower copper prices in fiscal 1997 (see "Supplemental Data" included in the industry segment operating statement data), the increase in net sales for the October 1996 three month and six month periods would have been $20.8 million and $39.9 million, respectively. Approximately $16.8 million and $31.0 million, respectively, of the copper-adjusted increase in net sales for the three months and six month periods ended October 1996, resulted from increased sales volume of Superior's wire and cable products which was attributable to (1) additional sales volume under new multi-year supply agreements entered into in the latter half of the 1996 fiscal year, and (2) the continued increase in demand for copper wire and cable products due to growth in new copper-based access lines and increased maintenance spending by several of Superior's major telephone company customers. The remaining increase in net sales of approximately $4.0 million and $8.9 million for the three months and six month period ended October 1996, respectively, resulted from non-copper based price increases instituted in the latter half of the 1996 fiscal year.

    DNE's net sales for the three months ended October 1996 were $6.0 million, which were substantially equivalent to net sales of $6.1 million for the same period in fiscal 1996. For the six months ended October 1996, net sales were $11.9 million, representing a $0.5 million, or 4.5%, increase over net sales of $11.4 million for the October 1995 six month period. Sales in DNE's contract manufacturing service operations increased by $0.8 million and $2.1 million, respectively, for the three month and six month periods ended October 31, 1996, offset however by a decline in sales of military avionic products.

GROSS PROFIT

    Consolidated gross profit for the three months ended October 1996 was $20.6 million, representing an increase of $9.5 million, or 86.5%, over consolidated gross profit of $11.0 million for the same period in fiscal 1996. For the six months ended October 1996, consolidated gross profit increased by $17.8 million, or 84.3%, to $39.0 million as compared to $21.1 million for the October 1996 six month period.

    Superior's gross profit increased by $9.8 million, or 106.4%, to $18.9 million for the three months ended October 1996, as compared to $9.2 million for the same period in fiscal 1996. For the six months ended October 1996, gross profit increased by $18.1 million, or 102.5%, to $35.8 million as compared to $17.7 million for the October 1995 six month period. Superior's gross margin based on actual net sales, increased to 16.2% and 15.2%, respectively, for the three and six month periods ended October 1996, as compared to 8.9% and 8.7%, respectively, for the three and six month periods ended October 1995. (see "Supplemental Data" previously referred to for comprative period-to-period gross margin adjusted to reflect constant copper pricing) Superior's gross margin improvement in the current fiscal year reflects a continuing trend of steadily improving margins that began in fiscal 1996, after the completion of Superior's acquisition of the Alcatel Business. Improvements in gross margin achieved during the 1996 fiscal year were principally the result of increased selling prices instituted pursuant to a majority of Superior's multi-year supply agreements and, to a lesser degree, production efficiencies resulting from higher production levels and cost savings from completion of the integration of the Alcatel Business operations. The continued improvement in gross margin in fiscal 1997 is primarily due to manufacturing cost reductions and other production efficiencies that have been achieved during the first six months of fiscal 1997.

    DNE's gross profit was $1.6 million for the three months ended October 1996, representing a decline of $0.2 million, or 12.0%, as compared to $1.8 million for the same period in fiscal 1996. For the six months ended October 1996, gross profit was $3.2 million representing a decline of $0.3 million, or 8.7%, as compared to $3.5 million for the October 1995 six month period. DNE's gross margin for the three month and six month periods ended October 1996 decreased to 27.1% and 26.5%, respectively, from 30.4% and 30.3% for the three months and six months ended October 1995, respectively. The decline in gross margin resulted primarily from increasing contract manufacturing sales, which have a lower gross margin than DNE's other operations.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE

    Consolidated SG&A expense for the three months ended October 1996 was $4.8 million, representing an increase of $0.9 million, or 24.4%, over SG&A expense of $3.9 million for the same period in fiscal 1996. For the six months ended October 1996, consolidated SG&A expense was $9.2 million, representing an increase of $1.5 million, or 19.5%, over consolidated SG&A expense of $7.7 million for the same period in fiscal 1996.

    Superior's SG&A expense for the three months ended October 1996 was $2.7 million, representing an increase of $0.8 million, or 40.3%, over SG&A expense of $1.9 million for the same period in fiscal 1996. For the six months ended October 1996, SG&A expense was $5.0 million, representing an increase of

$1.3 million, or 36.7%, over SG&A expense of $3.6 million for the same period in fiscal 1996. This increase in SG&A expense reflected, among other factors, the incremental sales and marketing staff required to support the increased level of sales and the expansion of international and other marketing activities associated with new product lines and entering new geographic markets.

    DNE's SG&A expense for the three month and six month periods ended October 1996 was $1.7 million and $3.3 million, respectively, as compared to $1.5 million and $3.1 million in the corresponding periods of fiscal 1996. This increase was attributable to an increase in contract manufacturing sales expense as well as an increase in engineering expenses related to product development and increased bid and proposal activity.

OPERATING INCOME

    Consolidated operating income for the three months ended October 1996 was $15.3 million, representing an increase of $8.6 million, or 126.5%, as compared to consolidated operating income of $6.8 million for the same period in fiscal 1996. For the six months ended October 1996, consolidated operating income was $28.9 million, representing an increase of $16.2 million, or 128.4%, over consolidated operating income of $12.6 million for the same period in fiscal 1996. This comparative increase was wholly attributable to Superior's operations where increased net sales and gross margins gave rise to an increase in operating income of $9.0 million (130% increase) and a $16.7 million (126% increase), respectively, for the three month and six month periods ended October 1996.

INTEREST EXPENSE

    Consolidated interest expense on a pro forma basis for the three months ended October 1996 was $2.5 million or $87,000 less than pro forma interest expense for the comparable period of fiscal 1996. For the six months ended October 1996, pro forma interest expense was $5.0 million, or $87,000 less than pro forma interest expense for the six months ended October 1995. As discussed in note 3 to the "unaudited pro forma operating data", included elsewhere herein, pro forma interest expense is based on (i) an assumed outstanding balance under Superior's $150 million revolving credit facility of $110.0 million for the three months ended October 1996 ($115.0 million for all prior periods) with interest calculated at the current prevailing interest rate of 7.0%, and after giving effect to the amortization of deferred loan fees and other bank fees associated with the credit facility, and (ii) interest expense at contractual rates on other outstanding debt of Superior and DNE with a principal balance of $11.0 million at October 1996.

INCOME TAX EXPENSE

    Consolidated income tax expense on a pro forma basis for the three and six month periods ended October 1996 and 1995 was calculated assuming that the Company filed a separate consolidated Federal tax return (reflecting the consolidated operations of Superior and DNE) in fiscal 1996 and fiscal 1997, resulting in an effective tax rate of 41.7% and 41.9% for the three and six months ended October 1995, respectively, and 40.6% for both the three and six month periods ended October 1996.

NET INCOME

    Consolidated pro forma net income for the three months ended October 1996 was $7.5 million ($0.58 per share on a pro forma basis), representing an increase of $5.2 million, or 220.2%, over pro forma net income of $2.4 million ($0.18 per share on a pro forma basis) for the three months ended October 1995. For the six months ended October 1996, consolidated pro forma net income was $13.9 million ($1.08 per share on a pro forma basis), representing an increase of $9.7 million, or 232.3%, over pro forma net income of $4.2 million, ($0.32 per share on a pro forma basis), for the six months ended October 1995. This increase in net income was driven by the substantial increase in operating income which is more fully described above.

             SUPPLEMENTAL COMMENTS ON ACTUAL RESULTS OF OPERATIONS

GENERAL

    The following table sets forth, for the periods indicated, supplemental data reflecting the Company's actual results of operations for the one month period ended October 1996, presented in conjunction with the combined historical results of operations of the Company's predecessors, Superior and DNE, for periods prior to October 1996. For comparative purposes, the historical results for the three and six month periods ended October 1996 include the two month and five month periods ended September 1996 combined with the one month period ended October 1996.

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 OCTOBER 31,                 OCTOBER 31,
                                                          --------------------------  --------------------------
                                                              1995          1996          1995          1996
                                                          ------------  ------------  ------------  ------------
                                                                          (DOLLARS IN THOUSANDS)
Net sales...............................................  $  109,076    $  122,926    $  208,400    $  246,750
Gross profit............................................      11,040        20,585        20,543        38,962
Gross margin............................................        10.1%         16.8%          9.9%         15.8%
Selling, general and administrative.....................       3,388         4,503         6,687         8,391
Operating income........................................       7,262        15,651        13,092        29,708
Interest expense........................................      (4,509)       (3,722)       (8,590)       (7,980)
Provision for income taxes..............................      (1,179)       (4,873)       (1,630)       (8,651)
Net income..............................................       1,571         6,947         3,245        12,915

    The financial information presented in the table above for net sales, gross profit, gross margin, selling, general and administrative, and operating income are the same as the data presented in the "unaudited pro forma operating data" included elsewhere herein, except for pro forma adjustments explained in footnotes (1) and (2) to such pro forma operating data. Accordingly, the discussion of the comparative changes and trends for the actual and historical combined amounts referred to above have been addressed in the discussion accompanying the pro forma operating data included elsewhere herein.

INTEREST EXPENSE

    Interest expense for the three months ended October 1996 was $3.7 million, representing a decrease of $0.8 million, or 17.5%, compared to interest expense of $4.5 million for the same period in fiscal 1996. For the six months ended October 1996 interest expense was $8.0 million, representing a decrease of $0.6 million, or 7.1%, compared to $8.6 million for the same period in fiscal 1996. The decrease in interest expense resulted from a decline in net debt outstanding over the comparative periods resulting from the significant growth in operating cash flows during fiscal 1996 and the first six months of fiscal 1997.

PROVISION FOR INCOME TAXES

    For the three and six month periods ended October 1996, provision for income taxes was $4.9 million and $8.7 million, respectively, as compared to a provision for income taxes of $1.2 million and $1.6 million for the three and six month periods ended October 1995. The effective tax rate for the three and six month periods ended October 1996 was 42.8% and 40.1%, respectively, as compared to the effective tax rate of 42.9% and 33.4% for the three and six month periods ended October 1995. The lower effective tax rate for the six months ended October 1995 relates primarily to the availability of certain tax loss carryforwards to offset a portion of the Federal income tax liability, as well as a reduced state tax liability for such period.

NET INCOME

    For the three and six month periods ended October 1996 net income was $6.9 million and $12.9 million, respectively, as compared to $1.6 million and $3.2 million for the same periods in fiscal 1996. The increase in net income resulted primarily from the significant increase in operating income as more fully described in the discussion accompanying the pro forma operating data included elsewhere herein.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the one month ending October 31, 1996, the Company generated $10.3 million in cash flows from operating activities consisting of $2.7 million in income generated from operations (net income plus non-cash charges) plus $7.6 million in cash flows generated from net working capital changes. Working capital changes consisted principally of a $10.2 million reduction in accounts receivable offset by a $2.9 million reduction in accounts payable and accrued expenses. Cash provided by investing activities amounted to $87.7 million consisting principally of $88.3 million in net proceeds from the Offering (see
Note 1 to the accompanying consolidated financial statements). Cash used for financing activities amounted to $95.6 million including dividends paid by Superior and DNE to Alpine of $117.1 million, the repayment by Superior and DNE of $87.0 million in intercompany loans due to Alpine and $4.1 million in capitalized financing costs, partially offset by $113.4 million in net borrowing under the Company's Credit Facility.

    For the five months ending September 30, 1996, representing the fiscal 1997 period prior to Reorganization, the Company generated $30.0 million in cash flows from operating activities consisting of $14.9 million in income generated from operations plus $15.1 million in cash flows generated from net working capital changes. Working capital changes consisted principally of a $19.2 million reduction in inventories partially offset by a $5.0 million reduction in accounts payable. Cash used in financing activities amounted to $27.0 million, consisting principally of $26.8 million in net repayments of borrowings from Alpine.

    The Company's capital structure at October 31, 1996 consisted of $124.5 million in debt, $20.0 million in Superior Preferred Stock (see Note 1 to the accompanying consolidated financial statements) and $16.1 million in total stockholders' equity. On a pro forma basis, giving effect to exercise of the underwriter overallotment option relating to the Offering (see Note 1 to the accompanying consolidated financial statements), total debt would have been $119.2 million, the Superior Preferred Stock would have been $11.9 million and total stockholders' equity would have been $29.5 million. Included in the Company's debt balance is $113.5 million outstanding under the Company's $150.0 million Credit Facility entered into in conjunction with the Reorganization. Additional availability under the Credit Facility amounted to $36.5 million ($41.8 million on a pro forma basis, giving effect to the exercise of the Underwriter overallotment option) at October 31, 1996. Obligations under the Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Credit Facility contains customary performance and financial covenants.

    Over the next twelve months, the Company has annual principal debt service commitments of approximately $1.6 million and capital expenditures are expected to approximate $8.0-$8.5 million resulting in total principal debt service and capital commitments of approximately $9.6-$10.1 million. The Company does not expect to incur other material commitments over this period.

    On a pro forma basis, Superior TeleCom's operations have typically generated substantial operating cash flows. For the six month period ended October 31, 1996, the Company generated $40.2 million in operating cash flows which are significantly greater than amounts needed to meet its annual principal debt service and projected capital commitment requirements. Management anticipates that Superior TeleCom will continue to generate more than adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, cash and funds availability under the Credit Facility should be sufficient to cover such shortfall.

------------------------

    Except for the historical information herein, the matters discussed in this Form 10-Q include forward- looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, the impact of competitive products and pricing, and changing economic conditions, including changes in short term interest rates and other risk factors detailed in the Company's most recent filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    (a) None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT 27--FINANCIAL DATA SCHEDULE

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUPERIOR TELECOM INC.
                                          (Registrant)

Date: December 16, 1996         By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                              CHIEF FINANCIAL OFFICER