Form 10-Q
period 1997-01-31
SUPERIOR TELECOM INC
filed 1997-03-17
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to

                         COMMISSION FILE NUMBER 1-12261

                            ------------------------

                             SUPERIOR TELECOM INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      58-2248978
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                1790 BROADWAY                                   10019-1412
             NEW YORK, NEW YORK                                 (Zip code)
            (Address of principal
             executive offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 Days. Yes X No
                                      ----    ----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                       OUTSTANDING AT MARCH 1,
               CLASS                            1997
-----------------------------------  ---------------------------
   Common Stock, $.10 Par Value              12,924,048

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                         APRIL 30,  JANUARY 31,
                                                                           1996        1997
                                                                         ---------  -----------
                                                                         (NOTE 1)   (UNAUDITED)
Current assets:
  Cash and cash equivalents............................................  $     351   $  12,327
  Accounts receivable (less allowance for doubtful accounts of: April,
    $166; January, $172)...............................................     53,689      35,039
  Inventories..........................................................     57,726      48,073
  Other current assets.................................................      6,142       4,170
                                                                         ---------  -----------
    Total current assets...............................................    117,908      99,609
Property, plant, and equipment, net....................................     76,528      76,209
Long-term investments and other assets.................................      1,215       5,024
Goodwill (less accumulated amortization; April, $3,256; January,
  $4,407)..............................................................     48,414      47,224
                                                                         ---------  -----------
      Total assets.....................................................  $ 244,065   $ 228,066
                                                                         ---------  -----------
                                                                         ---------  -----------


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt....................................  $     484   $     419
  Accounts payable.....................................................     46,253      27,840
  Accrued expenses.....................................................     12,445      19,512
                                                                         ---------  -----------
    Total current liabilities..........................................     59,182      47,771
                                                                         ---------  -----------
Long-term debt, less current portion...................................     11,540     124,949
                                                                         ---------  -----------
Other long-term liabilities............................................      7,951       7,951
                                                                         ---------  -----------
Due to Alpine and affiliate............................................    113,736      --
                                                                         ---------  -----------
Preferred stock of subsidiary..........................................     --          11,945
                                                                         ---------  -----------
Commitments and contingencies

Stockholders' equity:
  Common stock, April 1996; DNE Systems, Inc. and Superior
    Telecommunications Inc.............................................          1      --
  Common stock, Superior Telecom Inc., $.01 par value; authorized
    25,000,000 shares; issued 12,924,048 shares........................     --             129
  Capital in excess of par value.......................................     42,254      27,394
  Cumulative translation adjustment....................................       (214)        (34)
  Retained earnings....................................................      9,615       7,961
                                                                         ---------  -----------
    Total stockholders' equity.........................................     51,656      35,450
                                                                         ---------  -----------
      Total liabilities and stockholders' equity.......................  $ 244,065   $ 228,066
                                                                         ---------  -----------
                                                                         ---------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE        THREE
                                                                       MONTHS       MONTHS
                                                                        ENDED        ENDED
                                                                     JANUARY 31,  JANUARY 31,
                                                                        1996         1997
                                                                     -----------  -----------
                                                                      (NOTE 1)
Net sales..........................................................   $  91,185    $  97,391
Cost of goods sold.................................................      80,284       79,964
                                                                     -----------  -----------
  Gross profit.....................................................      10,901       17,427
Selling, general and administrative................................       3,484        4,046
Amortization of goodwill...........................................         397          434
                                                                     -----------  -----------
  Operating income.................................................       7,020       12,947
Interest income....................................................      --               16
Interest (expense).................................................      (4,227)      (2,370)
Preferred stock dividends of subsidiary............................      --             (179)
Other income (expense), net........................................          (7)         (35)
                                                                     -----------  -----------
  Income before income taxes.......................................       2,786       10,379
Provision for income taxes.........................................      (1,169)      (4,247)
                                                                     -----------  -----------
  Net income.......................................................   $   1,617    $   6,132
                                                                     -----------  -----------
                                                                     -----------  -----------
  Net income per share of common stock.............................   $    0.27    $    0.47
                                                                     -----------  -----------
                                                                     -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FIVE MONTHS
                                                          NINE MONTHS     ENDED     FOUR MONTHS
                                                             ENDED      SEPTEMBER      ENDED
                                                          JANUARY 31,      30,      JANUARY 31,
                                                             1996         1996         1997
                                                          -----------  -----------  -----------
                                                           (NOTE 1)     (NOTE 1)
Net sales...............................................   $ 299,585    $ 211,025    $ 133,116
Cost of goods sold......................................     268,141      178,224      109,528
                                                          -----------  -----------  -----------
  Gross profit..........................................      31,444       32,801       23,588
Selling, general and administrative.....................      10,171        6,591        5,846
Amortization of goodwill................................       1,161          721          576
                                                          -----------  -----------  -----------
  Operating income......................................      20,112       25,489       17,166
Interest income.........................................         349       --               17
Interest (expense)......................................     (12,817)      (6,973)      (3,377)
Preferred stock dividends of subsidiary.................      --           --             (276)
Other income (expense), net.............................          17          (62)         (39)
                                                          -----------  -----------  -----------
  Income before income taxes and extraordinary item.....       7,661       18,454       13,491
Provision for income taxes..............................      (2,799)      (7,368)      (5,530)
                                                          -----------  -----------  -----------
  Income before extraordinary item......................       4,862       11,086        7,961
Extraordinary (loss) on early extinguishment of debt....      (2,645)      --           --
                                                          -----------  -----------  -----------
  Net income............................................   $   2,217    $  11,086    $   7,961
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Net income per share of common stock:
  Income before extraordinary item......................   $    0.81    $    1.84    $    0.67
  Extraordinary (loss) on early extinguishment of
    debt................................................       (0.44)      --           --
                                                          -----------  -----------  -----------
    Net income per share of common stock................   $    0.37    $    1.84    $    0.67
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED JANUARY 31, 1997
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  CAPITAL
                                           COMMON STOCK             IN                       FOREIGN        TREASURY STOCK
                                     -------------------------    EXCESS      RETAINED      CURRENCY     ---------------------
                                        SHARES       AMOUNT       OF PAR      EARNINGS     TRANSLATION     SHARES     AMOUNT
                                     ------------  -----------  -----------  -----------  -------------  ----------  ---------
Balance at incorporation (see Note
  1)...............................     6,024,048   $      60   $        --   $      --     $      --        --      $      --
Foreign currency translation.......                                                               (34)
Dividends paid on common stock.....                                (117,129)
Initial public offering of common
  stock............................     6,900,000          69       101,573
Capital contribution...............                                  42,950
Purchase of treasury stock.........                                                                        (450,000)    (8,055)
Exchange of treasury stock for
  preferred stock of subsidiary....                                                                         450,000      8,055
Net income for the period ended
  January 31, 1997.................                                               7,961
                                     ------------       -----   -----------  -----------          ---    ----------  ---------
Balance at January 31, 1997........    12,924,048   $     129   $    27,394   $   7,961     $     (34)       --      $      --
                                     ------------       -----   -----------  -----------          ---    ----------  ---------
                                     ------------       -----   -----------  -----------          ---    ----------  ---------


                                        TOTAL
                                     -----------
Balance at incorporation (see Note
  1)...............................  $        60
Foreign currency translation.......          (34)
Dividends paid on common stock.....     (117,129)
Initial public offering of common
  stock............................      101,642
Capital contribution...............       42,950
Purchase of treasury stock.........       (8,055)
Exchange of treasury stock for
  preferred stock of subsidiary....        8,055
Net income for the period ended
  January 31, 1997.................        7,961
                                     -----------
Balance at January 31, 1997........  $    35,450
                                     -----------
                                     -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FIVE MONTHS
                                                          NINE MONTHS     ENDED     FOUR MONTHS
                                                             ENDED      SEPTEMBER      ENDED
                                                          JANUARY 31,      30,      JANUARY 31,
                                                             1996         1996         1997
                                                          -----------  -----------  -----------
                                                           (NOTE 1)     (NOTE 1)
Cash flows from operating activities:
  Net income before extraordinary item..................   $   4,862    $  11,086    $   7,961
  Adjustments to reconcile income to cash provided by
    operations:
    Depreciation and amortization.......................       6,290        3,700        3,169
    Amortization of deferred financing costs............         333           20          332
    Other, net..........................................          49           66       --
  Change in assets and liabilities:
    Accounts receivable.................................       7,295          409       18,241
    Inventories.........................................       4,874       19,218       (9,565)
    Other current assets................................      (1,330)         460          212
    Other assets........................................         106            2           59
    Accounts payable and accrued expenses...............       4,847       (5,041)        (509)
    Other liabilities...................................        (257)          57       --
                                                          -----------  -----------  -----------
Cash flows provided by operating activities.............      27,069       29,977       19,900
                                                          -----------  -----------  -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired....................    (103,409)      --           --
  Net proceeds from sale of common stock................          --       --          101,642
  Capital expenditures..................................      (2,792)      (2,745)      (3,299)
  Capital expenditures on BICC assets...................      (3,895)      --           --
  Other.................................................       1,485           35        1,969
                                                          -----------  -----------  -----------
Cash flows provided by (used for) investing
  activities............................................    (108,611)      (2,710)     100,312
                                                          -----------  -----------  -----------
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit
    facilities, net.....................................   $ (17,644)   $      --    $ 115,629
  Capitalized financing costs...........................      (3,215)      --           (4,203)
  Borrowings from (repayments to) Alpine, net...........     108,852      (26,768)     (92,694)
  Dividends on common stock.............................      --           --         (117,129)
  Repayments of long-term debt..........................    (147,951)        (216)      (2,067)
  Purchase of treasury stock............................      --           --           (8,055)
  Long-term borrowings..................................     141,352       --           --
                                                          -----------  -----------  -----------
Cash flows provided by (used for) financing
  activities............................................      81,394      (26,984)    (108,519)
Net increase in cash and cash equivalents...............        (148)         283       11,693
Cash and cash equivalents at beginning of period........         273          351          634
                                                          -----------  -----------  -----------
Cash and cash equivalents at end of period..............   $     125    $     634    $  12,327
                                                          -----------  -----------  -----------
Supplemental disclosures:
  Taxes paid............................................   $      34    $     569    $   2,284
                                                          -----------  -----------  -----------
  Interest paid.........................................   $  13,989    $   7,610    $   1,058
                                                          -----------  -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FIVE MONTHS
                                                          NINE MONTHS     ENDED     FOUR MONTHS
                                                             ENDED      SEPTEMBER      ENDED
                                                          JANUARY 31,      30,      JANUARY 31,
                                                             1996         1996         1997
                                                          -----------  -----------  -----------
                                                           (NOTE 1)     (NOTE 1)
Non-cash investing and financing activities:
  Exchange of common stock for subsidiary preferred
    stock:
    Preferred stock acquired............................                             $   8,055
                                                                                    -----------
    Treasury stock issued...............................                             $   8,055
                                                                                    -----------
  Acquisition of business:
    Assets, net of cash acquired........................   $ 126,127
    Liabilities assumed.................................     (22,718)
                                                          -----------
    Net cash paid.......................................   $(103,409)
                                                          -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1997
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    REORGANIZATION

    Superior Telecom Inc. ("Superior Telecom" or the "Company") was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE") were contributed to the Company. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility"), (see Note 4), the net proceeds of which were used to repay the net amount of intercompany debt owed by Superior and DNE to Alpine of $87.9 million and to pay to Alpine $63.8 million of the aforementioned dividend.

    OFFERING

    In October 1996, the Company sold 6,000,000 shares of its common stock (the "Common Stock") through an initial public offering (the "Offering") at $16.00 per share. The Company used the net proceeds of approximately $88.3 million to repay $34.4 million under the Credit Facility and to pay to Alpine the remaining balance of the aforementioned dividend declared by Superior and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of Common Stock at $16.00 per share. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of Common Stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of the Superior Preferred Stock. On February 12, 1997, Superior redeemed at face value an additional $11.3 million principal amount of the Superior Preferred Stock.

    As a result of the Offering, Alpine's ownership interest in Superior Telecom declined to 50.1%.

    BASIS OF PRESENTATION

    These financial statements present the balance sheet of the Company at January 31, 1997 and the statement of operations and stockholders' equity for the period October 2, 1996 (the date of the Reorganization) through January 31, 1997. For comparative purposes, the combined financial statements of the predecessor companies, Superior and DNE, have also been included herein for periods prior to the Reorganization. These financial statements consist of the combined balance sheet of Superior and DNE at April 30, 1996 and the combined statements of operation of Superior and DNE for the nine months ended January 31, 1996 and the five months ended September 30, 1996. These financial statements should be read in conjunction with the summary of accounting policies and notes to the combined financial statements of Superior and DNE included in the Company's Registration Statement filed on Form S-1 on September 12, 1996. Furthermore, these financial statements reflect all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                JANUARY 31, 1997
                                  (UNAUDITED)

2. INVENTORIES

    The components of inventories are:

                                                          APRIL 30,  JANUARY 31,
                                                            1996        1997
                                                          ---------  -----------
                                                              (IN THOUSANDS)
Raw materials...........................................  $  11,086   $   9,586
Work in process.........................................     13,216      10,254
Finished goods..........................................     33,424      28,233
                                                          ---------  -----------
                                                          $  57,726   $  48,073
                                                          ---------  -----------
                                                          ---------  -----------

3. INCOME PER SHARE

    Income per common share is determined by dividing net income attributable to Common Stock by the weighted average number of shares of Common Stock, and when dilutive, common share equivalents outstanding. The weighted average number of common and common equivalent shares outstanding used in computing income per share for the nine months ended January 31, 1996 and the five months ended September 30, 1996 was 6,024,048, and for the four months ended January 31, 1997 was 11,895,000.

4. DEBT

    Debt consists of the following:

                                                          APRIL 30,  JANUARY 31,
                                                            1996        1997
                                                          ---------  -----------
                                                              (IN THOUSANDS)
Credit Facility(a)......................................  $      --   $ 115,629
Lease finance obligations(b)............................      5,853       5,832
Mortgage loan(c)........................................      4,996       3,907
Other...................................................      1,175      --
                                                          ---------  -----------
  Total debt............................................     12,024     125,368
Less: current portion of long-term debt.................        484         419
                                                          ---------  -----------
  Long-term debt........................................  $  11,540   $ 124,949
                                                          ---------  -----------
                                                          ---------  -----------

    The aggregate principal maturities of long-term debt for the five years subsequent to January 31, 1997 are as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
1998..........................................................................   $        419
1999..........................................................................            457
2000..........................................................................            487
2001..........................................................................            604
2002..........................................................................        116,102

------------------------

(a) Interest on the Credit Facility is payable quarterly based upon the prime rate plus 0.5% or the Eurodollar rate plus 1.5%. The variable components of these rates are subject to periodic adjustment after October 1997 based on the ratio of debt to cash flow (as defined). The Credit Facility has a five-

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                JANUARY 31, 1997
                                  (UNAUDITED)

    year term with a total commitment of $150.0 million, which is reduced by $25.0 million in each of October 1999 and October 2000. Loans under the Credit Facility are guaranteed by the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each of the Company's domestic subsidiaries.

(b) The lease finance obligations result from the sale/leaseback of two properties during fiscal 1994 which, because of the Company's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at January 31, 1997 consist of: (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $0.8 million related to the sale/leaseback of a manufacturing facility previously owned by DNE.

(c) The mortgage loan is payable by DNE to the Connecticut Development Authority. The loan is collateralized by DNE's real estate, machinery and equipment. The loan is payable in March 2002 and is subject to a 20-year amortization schedule. The interest rate is 7.25% through February 28, 1999 and, thereafter, the higher of 7.25% or the yield on U.S. Treasury securities with the same maturity.

5. STOCK OPTIONS

    The Company adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan") on October 10, 1996. Under the Stock Option Plan, the Company has 1,250,000 shares of Common Stock reserved for issuance. The shares may be granted from time to time to the Company's key employees, officers, advisors and independent consultants, and non-employee directors of the Company or its subsidiaries. The Stock Option Plan provides for both grants of incentive and non-incentive stock options. No options may be granted after 10 years from the effective date of the Stock Option Plan.

    As of January 31, 1997, the Company had granted 735,000 options pursuant to the Stock Option Plan with the per share exercise prices thereof ranging between $16.00 to $17.25.

    On October 10, 1996, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan") in which all employees of the Company who work more than 20 hours per week and at least five months per year are eligible to participate. The purpose of the Stock Purchase Plan is to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions. The Stock Purchase Plan provides that employees may utilize 1% to 25% of their gross compensation, up to a maximum of $25,000 per year, to purchase Common Stock at a price equal to the lesser of 85% of the fair market value of a share of Common Stock on either (i) the date immediately preceding the first day of each calendar quarter and (ii) the last day of each calendar quarter. There are 250,000 shares of Common Stock reserved for issuance under the Stock Purchase Plan.

6. RELATED PARTY

    Concurrently with the completion of the Reorganization, the Company entered into a services agreement (the "Services Agreement") with Alpine whereby Alpine agreed to provide certain services to the Company including, among other things, assistance with public company reporting, certain financial reporting functions, legal compliance, banking, risk management and operational and strategic matters. The Services Agreement provides for the payment by the Company to Alpine of $0.9 million per year plus reimbursement of any third party expenses incurred by Alpine. The Company believes that $0.9 million represents a reasonable estimate of the cost of obtaining the services described above. The Services Agreement will expire on April 30, 1998.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                JANUARY 31, 1997
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

    Soil and groundwater at Superior's Brownwood, Texas facility have been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to Superior's acquisition of the facility. Superior is in the process of obtaining approval for a remediation plan from the Texas Natural Resource Conservation Commission. Based upon investigations performed to date, the Company believes that the cost of this remediation will not be in excess of $500,000. Pursuant to an agreement between Superior and the former owner of the facility, Superior has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging from 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse affect upon Superior Telecom's financial position, liquidity or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its two subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"), is engaged in the manufacture and sale of (i) copper wire and cable for the telecommunications industry and (ii) data communication and other electronic products and systems for defense, governmental and commercial applications.

    As used herein "fiscal 1996" refers to the fiscal year ended April 30, 1996 and "fiscal 1997" refers to the fiscal year ending April 30, 1997.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following comparative table includes operating statement data for the Company on an industry segment basis. Such data is presented on an historical basis for the three months ended January 31, 1997 and on a pro forma basis for the nine months ended January 31, 1997 and for the three and nine months ended January 31, 1996. Management believes the pro forma data presented herein for the periods indicated provides comparability among historical periods and facilitates an analysis of trends in the Company's operations and profitability. Such pro forma data includes (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company and (ii) pro forma adjustments to selling, general and administrative expense, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the accompanying unaudited consolidated financial statements), as if such transactions had occurred on May 1,

1995. Such pro forma adjustments are more fully described in the footnotes accompanying the following comparative table.

                                                            UNAUDITED PRO FORMA OPERATING DATA
                                                        ------------------------------------------
                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            JANUARY 31,           JANUARY 31,
                                                        --------------------  --------------------
                                                          1996       1997       1996       1997
                                                        ---------  ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Net sales
  Telecommunications wire and cable(1)................  $  84,445  $  92,872  $ 288,982  $ 327,728
  Data communications electronics.....................      6,740      4,519     18,124     16,413
                                                        ---------  ---------  ---------  ---------
    Consolidated......................................     91,185     97,391    307,106    344,141
Gross profit
  Telecommunications wire and cable(1)................  $   8,964  $  16,447  $  26,649  $  52,255
  Data communications electronics.....................      1,937        980      5,390      4,134
                                                        ---------  ---------  ---------  ---------
    Consolidated......................................     10,901     17,427     32,039     56,389
Gross margin percentage
  Telecommunications wire and cable...................       10.6%      17.7%       9.2%      15.9%
  Data communications electronics.....................       28.7%      21.7%      29.7%      25.2%
                                                        ---------  ---------  ---------  ---------
    Consolidated......................................       12.0%      17.9%      10.4%      16.4%
Selling, general and administrative
  Telecommunications wire and cable(1)................  $   2,138  $   2,227  $   5,776  $   7,199
  Data communications electronics.....................      1,346      1,335      4,428      4,587
  Corporate(2)........................................        500        484      1,500      1,484
                                                        ---------  ---------  ---------  ---------
    Consolidated......................................      3,984      4,046     11,704     13,270
Amortization of goodwill
  Telecommunications wire and cable(1)................  $     397  $     434  $   1,175  $   1,297
                                                        ---------  ---------  ---------  ---------
Operating income
  Telecommunications wire and cable...................  $   6,429  $  13,786  $  19,698  $  43,759
  Data communications electronics.....................        591       (355)       962       (453)
  Corporate...........................................       (500)      (484)    (1,500)    (l,484)
                                                        ---------  ---------  ---------  ---------
    Consolidated......................................      6,520     12,947     19,160     41,822
Interest expense(3)...................................     (2,540)    (2,354)    (7,620)    (7,347)
Minority interest(4)..................................       (179)      (179)      (537)      (537)
Other income (expense); net...........................         (7)       (35)        17       (102)
                                                        ---------  ---------  ---------  ---------
    Income before tax.................................      3,794     10,379     11,020     33,836
Provision for income taxes(5).........................     (1,589)    (4,247)    (4,623)   (13,773)
                                                        ---------  ---------  ---------  ---------
    Net income........................................  $   2,205  $   6,132  $   6,397  $  20,063
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
Income per share of common stock(6)...................  $    0.17  $    0.47  $    0.50  $    1.55
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

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

                                                            UNAUDITED PRO FORMA OPERATING DATA
                                                        ------------------------------------------
                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            JANUARY 31,           JANUARY 31,
                                                        --------------------  --------------------
                                                          1996       1997       1996       1997
                                                        ---------  ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Net sales.............................................  $  76,658  $  93,220  $ 261,423  $ 317,879
Gross profit..........................................      8,964     16,447     26,649     52,255
Gross margin..........................................       11.7%      17.6%      10.2%      16.4%

------------------------

NOTES TO UNAUDITED PRO FORMA OPERATING DATA:

(1) For the nine months ended January 1996, net sales, gross profit, selling, general and administrative expenses and amortization of goodwill have been increased by $7.5 million, $0.6 million, $33,000 and $14,000, respectively, to reflect the acquisition of the North American wire and cable operations of Alcatel N.A. (the "Alcatel Business") as if the acquisition had been completed on May 1, 1995. This acquisition was actually completed on May 11, 1995.

(2) Reflects estimated additional general and administrative expenses associated with the Company's status as an independent public company of $2.0 million on an annualized basis prior to the Offering.

(3) Reflects the Company's estimated interest expense prior to the Offering assuming that the balance outstanding under the Credit Facility was $110.0 million for the period from August 1, 1996 to the date of the Offering and $115.0 million for all prior fiscal periods.

(4) Reflects dividends on $11.9 million (face amount) of Superior Preferred Stock which remained outstanding subsequent to the Reorganization, the Offering and the exercise of the underwriters overallotment option (see Note 1 to the accompanying unaudited consolidated financial statements).

(5) Income tax expense for periods prior to the Offering has been adjusted to reflect estimated tax expense as if the Company had filed a separate federal income tax return for all periods presented.

(6) Income per share of Common Stock for periods prior to the Offering has been calculated based upon 12,924,048 shares outstanding, which assumes completion of the Offering and exercise of the Underwriters overallotment option (see Note 1 to the accompanying unaudited consolidated financial statements).

SUPERIOR--RESULTS OF OPERATIONS

    During the three months ended January 1997, which is traditionally Superior's slowest seasonal period, Superior continued its trend of revenue growth as compared to the comparable periods of the prior fiscal year.

    For the three months ended January 1997, Superior's net sales were $92.9 million representing an increase of $8.4 million, or 10.0%, as compared to the same period in fiscal 1996. For the nine months ended January 1997, net sales were $327.7 million, representing a $38.7 million, or 13.4%, increase over the nine months ended January 1996. Adjusted for the impact of lower copper prices in fiscal 1997 (see "Supplemental Data" for the Superior Telecommunication Wire and Cable Segment), the increase in net sales for the three months and nine months ended January 1997 would have been $16.6 million (a 21.6% increase) and $56.5 million (a 21.6% increase), respectively. The increase in net sales for the three months and nine months ended January 1997 resulted from several factors, including increased sales volume of Superior's wire and cable products which was attributable to (1) new multi-year supply agreements entered into in the latter half of the 1996 fiscal year and (2) the continued increase in demand for copper wire and cable products due to growth in new copper-based access lines and increased maintenance spending by

Superior's major telephone company customers. Also contributing to the fiscal 1997 increase in net sales was the impact of price increases instituted in the latter half of fiscal 1996 and higher prices on incremental sales in fiscal 1997 under new customer supply agreements.

    Superior's gross profit increased by $7.5 million, or 83.5%, to $16.4 million for the three months ended January 1997 as compared to the same period in fiscal 1996. For the nine months ended January 1997, gross profit increased by $25.6 million, or 96.1%, to $52.3 million as compared to the nine months ended January 1996. Superior's gross margin, based on actual net sales, was 17.7% and 15.9%, respectively, for the three and nine months ended January 1997, as compared to 10.6% and 9.2%, respectively, for the three and nine months ended January 1996 (see "Supplemental Data" for the Superior Telecommunication Wire and Cable Segment for comparative period-to-period gross margin adjusted to reflect constant copper prices). Superior's gross margin improvement in the current fiscal year reflected a continuing trend of steadily improving margins that began in fiscal 1996 after the completion of Superior's acquisition of the Alcatel Business. Improvements in gross margin achieved during the 1996 fiscal year were principally the result of increased selling prices under a majority of Superior's existing multi-year supply agreements and, to a lesser degree, production efficiencies resulting from higher production levels and cost savings from completion of the integration of the Alcatel Business with Superior's other operations. The continued improvement in gross margin in fiscal 1997 was primarily due to manufacturing cost reductions and other production efficiencies (including improved cost absorption resulting from higher production levels) that have been achieved during the first nine months of fiscal 1997 along with the impact of higher margin and new customer contract business in fiscal 1997.

    Superior's SG&A expense for the three months ended January 1997 was $2.2 million, which was comparable to SG&A expense of $2.1 million for the same period in fiscal 1996. For the nine months ended January 1997, SG&A expense was $7.2 million, representing an increase of $1.4 million, or 24.6%, as compared to the same period in fiscal 1996. The increase in SG&A expense for the nine months ended January 1997 reflected, among other factors, the incremental sales and marketing staff required to support the increased level of sales and the expansion of international and other marketing activities associated with new product lines and entering new geographic markets.

    Superior's operating income for the three months ended January 1997 was $13.8 million, representing an increase of $7.4 million, or 114.4%, as compared to the three months ended January 1996. For the nine months ended January 1997, operating income was $43.8 million, representing an increase of 122.1% as compared to the nine months ended January 1996. The substantial comparative increase in operating income in fiscal 1997 was the result of the trend of higher revenues and higher product margins that began in fiscal 1996 after completion of the acquisition of the Alcatel Business. During the second half of fiscal 1996 and in fiscal 1997, Superior increased production capacity to accommodate rising product demand and increases in market share, lowered costs throughout its four manufacturing plants, and increased prices on its long-term customer contractual arrangements, all of which has contributed to Superior's growth in operating income over this period.

DNE--RESULTS OF OPERATIONS

    During fiscal 1997 DNE has experienced declining sales associated with a slowdown in government procurement of DNE's military electronic products, and a decline in DNE's contract manufacturing activities which is primarily related to overall softness in the semiconductor equipment manufacturing sector. As a result, DNE's net sales for the three months and nine months ended January 1997 declined $2.2 million, or 33.0%, and $1.7, or 9.4%, respectively, as compared to the corresponding periods of fiscal 1996.

    Lower production levels and related unfavorable fixed cost absorption, along with the impact of a changed product mix, resulted in a decline in DNE's gross margin to 21.7% during the three months ended January 1997, as compared to 28.7% during the three months ended January 1996, and to 25.2% for the nine months ended January 1997, as compared to 29.7% in the nine months ended January 1996. As a result of lower net sales and gross margin, DNE incurred an operating loss for the three months and nine months ended January 1997 of $0.4 million and $0.5 million, respectively.

    DNE has taken recent actions to reduce its manufacturing and general and administrative overhead by approximately $2.0 million (on an annual basis). DNE has also reallocated engineering resources toward developing enhancements to its multiplexer product line to provide for broader product application opportunities. The Company expects that government procurement activity levels will improve in the future and that the trend of lower sales will be reduced or reversed, which, when coupled with the aforementioned overhead cost reduction should result in a near term improvement in DNE's profitability.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in sales of Superior's telecommunications wire and cable products, slightly offset by the decline in sales of DNE's products, resulted in comparative consolidated net sales increasing by 6.8% (17.2% if adjusted to a copper cost of $1.00 per pound) to $97.4 million for the three months ended January 1997 period. For the nine months ended January 1997 comparative consolidated net sales increased by 12.1% (19.6% if adjusted to a copper cost of $1.00 per pound) to $344.1 million. The increase in sales along with an associated increase in the telecommunications wire and cable product gross margin, gave rise to a consolidated increase in gross profit of 59.9% and 76.0%, respectively, for the three months and nine months ended January 1997 as compared to the corresponding periods of the previous fiscal year.

    As a result of the increase in consolidated gross profit, comparative consolidated operating income increased 98.6%, to $12.9 million for the three months ended January 1997. For the nine months ended January 1997, comparative operating income increased 118.3% to $41.8 million.

    Consolidated interest expense for the three months ended January 1997 was $2.4 million, or $0.2 million less than pro forma interest expense for the comparative period of fiscal 1996. The average balance outstanding under the Company's Credit Facility for the three months ended January 1997 was $100.8 million. For the nine months ended January 1997, pro forma interest expense was $7.3 million, or $0.3 million less than pro forma interest expense for the nine months ended January 1996. As discussed in Note 3 to the "unaudited pro forma operating data" included elsewhere herein, pro forma interest expense for the periods prior to the Offering (prior to October 17, 1996) was based on (i) an assumed outstanding balance under Superior's $150 million revolving credit facility of $110.0 million for the three months ended October 1996 and $115.0 million for all prior periods, with interest calculated at the current prevailing interest rate of 7.0%, and after giving effect to the amortization of deferred loan fees and other bank fees associated with the credit facility, and
(ii) interest expense at contractual rates on other outstanding debt of Superior and DNE with a principal balance of $9.7 million at January 31, 1997.

    Consolidated income tax expense for the periods prior to the Offering was calculated assuming that the Company filed a combined Federal tax return (reflecting the combined operations of Superior and DNE). As a result, consolidated income tax expense reflected an effective tax rate of 40.9% and 40.6% for the three and nine months ended January 1997, respectively, and 41.9% and 40.6% for the three and nine months ended January 1996.

    Consolidated net income for the three months ended January 1997 was $6.1 million (or $0.47 per share), representing an increase of $3.9 million, or 178.1%, over pro forma net income of $2.2 million (or $0.17 per share) for the three months ended January 1996. For the nine months ended January 1997, consolidated pro forma net income was $20.1 million (or $1.55 per share), representing an increase of $13.7 million, or 213.6%, over pro forma net income of $6.4 million, (or $0.50 per share), for the nine months ended January 1996. This increase in net income was the result of the increase in operating income which is more fully described above.

             SUPPLEMENTAL COMMENTS ON ACTUAL RESULTS OF OPERATIONS

GENERAL

    The following table sets forth, for the periods indicated, supplemental data reflecting the Company's actual results of operations for the three months ended January 1997, presented in conjunction with the combined historical results of operations of the Company's predecessors, Superior and DNE, for periods prior to October 2, 1996, the date of the Reorganization (see Note 1 to the accompanying consolidated financial statements). For comparative purposes, the historical results for the nine months ended January 1997 include the five month period ended September 1996 combined with the four months ended January 1997.

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            JANUARY 31,           JANUARY 31,
                                                        --------------------  --------------------
                                                          1996       1997       1996       1997
                                                        ---------  ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Net sales.............................................  $  91,185  $  97,391  $ 299,585  $ 344,141
Gross profit..........................................     10,901     17,427     31,444     56,389
Gross margin..........................................       11.9%      17.9%      10.5%      16.4%
Selling, general and administrative...................      3,484      4,046     10,171     12,437
Operating income......................................      7,020     12,947     20,112     42,655
Interest expense......................................     (4,227)    (2,370)   (12,817)   (10,350)
Provision for income taxes............................     (1,169)    (4,247)    (2,799)   (12,898)
Net income............................................      1,617      6,132      4,862     19,047

    The actual and historical combined financial information presented in the table above for net sales, gross profit, gross margin, selling, general and administrative, and operating income are the same as the data presented in the "unaudited pro forma operating data" included elsewhere herein, except for pro forma adjustments explained in footnotes (1) and (2) to such pro forma operating data. Accordingly, the comparative changes and trends for the actual and historical combined amounts referred to above have been addressed in the discussion accompanying the pro forma operating data included elsewhere herein.

INTEREST EXPENSE

    Interest expense for the three months ended January 1997 was $2.4 million, representing a decrease of $1.9 million, or 43.9%, compared to interest expense of $4.2 million for the same period in fiscal 1996. For the nine months ended January 1997, interest expense was $10.4 million, representing a decrease of $2.5 million, or 19.2%, compared to $12.8 million for the same period in fiscal 1996. The decrease in interest expense resulted from a decline in net debt outstanding over the comparative periods along with a reduction in the weighted average costs of such borrowings.

PROVISION FOR INCOME TAXES

    For the three and nine months ended January 1997, provision for income taxes was $4.2 million and $12.9 million, respectively, as compared to a provision for income taxes of $1.2 million and $2.8 million, respectively, for the three and nine months ended January 1996. The effective tax rate for the three and nine months ended January 1997 was 40.9% and 40.4%, respectively, as compared to the effective tax rate of 41.9% and 36.5%, respectively, for the three and nine months ended January 1996. The lower effective tax rate for the nine months ended January 1996 was primarily the result of the availability of certain tax loss carryforwards to offset a portion of the Federal income tax liability.

NET INCOME

    For the three and nine months ended January 1997, net income was $6.1 million and $19.0 million, respectively, as compared to $1.6 million and $4.9 million for the same periods in fiscal 1996. The increase in net income resulted primarily from the significant increase in operating income as more fully described in the discussion accompanying the pro forma operating data included elsewhere herein.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the four months ended January 1997, the Company generated $19.9 million in cash flow from operating activities, consisting of $11.5 million in income generated from operations (net income plus non-cash charges) plus $8.4 million in cash flow generated from net working capital changes. Working capital changes consisted principally of an $18.2 million reduction in accounts receivable offset by a $9.6 million increase in inventories and a $0.5 million reduction in accounts payable and accrued expenses. Cash provided by investing activities amounted to $100.3 million, consisting principally of $101.6 million in net proceeds from the Offering (see Note 1 to the accompanying consolidated financial statements). Cash used for financing activities amounted to $108.5 million, including dividends paid by Superior and DNE to Alpine of $117.1 million, the repayment by Superior and DNE of $92.7 million in intercompany loans due to Alpine and $4.2 million in capitalized financing costs, partially offset by $115.6 million in net borrowing under the Credit Facility.

    The Company's capital structure at January 31, 1997 consisted of $125.4 million in debt, ($113.0 million in debt, net of cash and cash equivalents), $11.9 million in Superior Preferred Stock (see Note 1 to the accompanying unaudited consolidated financial statements) and $35.4 million in total stockholders' equity. Included in the Company's debt balance is $115.6 million outstanding under the Company's $150.0 million Credit Facility entered into in conjunction with the Reorganization. Additional availability under the Credit Facility amounted to $34.4 million at January 31, 1997 . Obligations under the Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Credit Facility contains customary performance and financial covenants.

    Additionally, as discussed in Note 1 to the accompanying consolidated financial statements, on February 12, 1997, the Company redeemed $11.3 million face value (of a total of $11.9 million face value) of the Superior Preferred Stock. Such redemption was funded from cash and cash equivalents on hand at January 31, 1997 and did not result in an increase in the Company's outstanding debt. This redemption is expected to be accretive to the Company's future earnings due to the higher after tax cost of the 6% contractual dividend rate on the Superior Preferred Stock as compared to the Company's incremental cost of debt borrowings.

    Over the next 12 months, the Company has annual principal debt service commitments of approximately $0.4 million and expected capital expenditures of approximately $8.0 to $8.5 million, resulting in total principal debt service and capital commitments of approximately $8.4 to $8.9 million. The Company does not expect to incur other material commitments over this period.

    On a pro forma basis, Superior Telecom's operations have typically generated substantial operating cash flows. For the nine months ended January 31, 1997, the Company generated $48.8 million in pro forma operating cash flows which is significantly greater than amounts needed to meet its annual principal debt service and projected capital commitment requirements. Management anticipates that Superior Telecom will continue to generate more than adequate cash flows from operating activities to meet the Company's annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, the Company believes that cash and funds available under the Credit Facility should be sufficient to cover such shortfall.

------------------------

Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, the impact of competitive products and pricing, and changing economic conditions, including changes in short term interest rates and other risk factors detailed in the Company" most recent filings with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    (a) None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
 NUMBER
---------
10(13)     Schedule One to the employment agreement, between Justin F. Deedy, Jr. and Superior Telecommunications
           Inc.

10(14)     Employment agreement, dated as of October 17, 1996, by and between Superior Telecom and Steven S.
           Elbaum.

27         Financial Data Schedule

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUPERIOR TELECOM INC.

Date: March 17, 1997            By:            /s/ DAVID S. ALDRIDGE
                                     ------------------------------------------
                                                 David S. Aldridge
                                              Chief Financial Officer