Form 10-K405
period 1997-04-30
SUPERIOR TELECOM INC
filed 1997-07-29
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED APRIL 30, 1997
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
           FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-12261

                            ------------------------

                             SUPERIOR TELECOM INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      58-2248978
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)


                1790 BROADWAY
             NEW YORK, NEW YORK                                 10019-1412
  (Address of principal executive offices)                      (Zip code)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                         ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
Common Stock, par value $.01 per share..................                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 27, 1997, the registrant had 12,926,536 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $190.5 million based on the closing price of $29.575 per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM. 1. BUSINESS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"), unless the context otherwise requires, the "Company") is a leading domestic manufacturer of copper telecommunications wire and cable products for the local loop segment of the telecommunications network. The Company also develops and manufactures data communications and other electronic equipment, including multiplexers, for defense, government and commercial applications.

    All references herein to fiscal 1995, fiscal 1996 and fiscal 1997 mean the years ended April 30, April 28 and April 30 of such years, respectively.

    The Company was incorporated in Delaware in July 1996. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

REORGANIZATION AND PUBLIC OFFERING

    The Company was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior and DNE, were contributed to the Company. As part of the Reorganization, Alpine caused Superior and DNE to declare dividends on their common stock in an aggregate amount of $117.1 million. Superior also issued to Alpine 20,000 shares of its 6% Cumulative Preferred Stock (the "Superior Preferred Stock").

    Concurrently with the Reorganization, the Company entered into a new revolving credit facility (the "Bank Credit Facility") under which it borrowed $154.0 million with the proceeds used to repay the net amount of the intercompany debt owed to Alpine ($87.9 million) and to pay to Alpine $63.8 million of the declared dividends. On October 17, 1996, the Company completed an initial public offering (the "Offering") of 6,000,000 shares of its common stock at $16.00 per share, the net proceeds of which were used to pay the remainder of the declared dividends and to reduce the amount outstanding under the Bank Credit Facility.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of common stock at $16.00 per share. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Bank Credit Facility. The repurchased shares of common stock were then transferred to Alpine in exchange for $8.1 million in liquidation amount of the Superior Preferred Stock. As a result of the Offering and the foregoing exchange, Alpine's ownership interest in the Company declined to 50.1%.

    In connection with the Reorganization, the Company entered into an agreement (the "Services Agreement") with Alpine. Pursuant to the Services Agreement, Alpine agreed to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to the Company in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Such annual fee initially was set at the rate of $925,000 per year. As of May 1, 1997, the Services Agreement was amended to increase such annual fee to $2.7 million per year, which is estimated to reflect commercially reasonable costs for the services provided.

BUSINESS OVERVIEW

    The Company conducts its copper telecommunications wire and cable products business through Superior. The Company has led a recent consolidation in the copper telecommunications wire and cable industry by acquiring the U.S. and Canadian copper telecommunications wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel

NA") in May 1995 and substantially all of the machinery, equipment and inventory of the Vancouver, B.C. copper telecommunications wire and cable business of BICC Phillips, Inc. in November 1995. Through these acquisitions, as well as through internal capacity expansion, the Company increased its annual production capacity from 28 billion conductor feet ("bcf") in one plant to an aggregate of 97 bcf in four geographically dispersed plants. The Company believes that it has successfully integrated its acquired businesses, particularly by implementing improved production techniques at each of its plants and reducing the cost structure of its operations.

    Due to the industry-wide consolidation that has occurred over the past three years, total industry capacity has been reduced, the number of manufacturers has declined and the size of those remaining has increased. As a result, the Company has become a key supplier of copper wire and cable to six of the regional Bell operating companies ("RBOCs") and to the two largest independent telephone companies and believes that it will continue to be able to compete effectively as its major customers consolidate their vendor base in order to stabilize their sources of supply and ensure timely delivery of quality products on a consistent basis. The Company estimates that its share of domestic copper telephone cable and wire production was approximately 35% for fiscal 1997.

TELECOMMUNICATIONS WIRE AND CABLE

    INDUSTRY OVERVIEW

    Copper wire and cable are the most widely used medium for transmission in the local loop portion of the telecommunications infrastructure. The Company believes that copper will continue to be the transmission medium of choice in the local loop due to factors such as: the installed base of copper cable in the local loop, representing an investment of over $150 billion that must be maintained by the RBOCs and other local telephone companies; the lower installation and maintenance costs of copper compared to optical fiber and other media; technological advancements that increase the bandwidth of the installed local loop copper network, such as integrated services digital networks ("ISDN"), high-bit-rate digital subscriber lines ("HDSL") and asymmetric digital subscriber lines ("ADSL"), which allow the continued use of copper as the transmission medium for the expanded voice, data, video and multi-media uses demanded by customers; the increasing demand for enhanced services, which, because of technological advances, can be supported by a copper-based local loop; and the increasing demand for multiple residential access lines.

    Demand for copper telecommunications wire and cable is dependent on several factors, including the rate at which new lines are installed in homes and businesses; the level of spending for highways, bridges and other parts of the infrastructure, which often necessitates installation of telecommunications cable; and the level of general maintenance spending by telephone companies. The installation of new access lines is, in turn, partially dependent on the level of new construction and, increasingly in recent years, on demand for second telephone lines and lines dedicated to facsimile machines and computer modems which are used for, among other purposes, business communications and access to the Internet.

    A substantial majority of Superior's products sold in the United States are purchased by the RBOCs and other domestic telephone companies. Prior to the break-up of AT&T in 1984, AT&T was the sole supplier of copper telecommunications wire and cable products to its operating companies. However, after the break-up, the RBOC market became open to all suppliers. It is estimated that the RBOCs purchase approximately 60% of the copper telecommunications distribution wire and cable purchased by U.S. telephone companies, while the two major independent telephone holding companies (GTE Corporation and North Supply (Sprint) Corporation) purchase approximately 21% and over 1,200 small local telephone operating companies purchase the remainder.

    The Company believes it is well-positioned to take advantage of the rapid changes in the telecommunications industry as the demand for voice, data and video services over the local loop increases dramatically and new technologies and products are developed to enable the local loop to satisfy that demand.

    INSTALLED BASE. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. It comprises approximately 160 million residential and business access lines in the United States. The installed base of copper wire and cable in the local loop represents an investment of over $150 billion that must be maintained by the RBOCs and other local telephone companies. Although other media, such as fiber optic cable, are used for trunk lines between central offices, substantially all local loop lines continue to be copper-based. Local loop lines are continually maintained and replaced, providing a steady demand for copper wire and cable.

    LOWER INSTALLATION COSTS AND EASE OF REPAIR. The Company believes that in the local loop, copper has significantly lower installation costs and is easier to repair than other media primarily because it does not require an additional power source and other electronics. Installation of fiber optic cable is both capital and labor intensive, and deployment of fiber optic cable generally has been limited to trunk and feeder lines and wide area loop configurations.

    TECHNOLOGICAL ADVANCES. Copper dominance in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include ISDN and digital subscriber line ("DSL") technologies, including HDSL and ADSL. These technologies permit telecommunications carriers, private network owners and end-user consumers to employ the existing copper wire and cable infrastructure for high speed and bandwidth-intensive applications.

    ISDN is a set of digital transmission signaling protocols and interfaces that provides end-to-end digital connectivity to support a wide range of services. ISDN service over the existing copper local loop is rapidly expanding due to the increased demand for digital telecommunications applications such as remote office connectivity and Internet access. The Company believes that globally-standardized ISDN service will become a widely-used vehicle for digital network services, including Internet access, and that it will support the continued dominance of copper wire and cable in the local loop.

    Another technological advance is DSL technology. DSL technology, which includes ADSL and HDSL, has increased the bandwidth capacity of copper wire and cable products in the local loop through sophisticated multiplexing and modulation techniques. DSL technology currently expands the bandwidth capacity of twisted pair copper wire in the local loop from 1.5 million bits per second ("bps") (over a T-1 line) to over 6 million bps.

    ADSL transmits interactive video and data services including video on demand, on-line shopping, banking and other data services, as well as Internet access, over the existing copper-based local loop, requiring substantially less investment of capital and labor than alternatives such as installing fiber optic or hybrid fiber optic/coaxial cable products in the local loop. ADSL is asymmetric in that it is high bandwidth in one direction and lower bandwidth in the other. This arrangement is primarily intended to support one way high bandwidth applications, such as the provision of broadcast quality video into the home. It is easily installed and portable, relatively inexpensive compared to fiber optic or coaxial cable and can be deployed for an individual user anywhere in the network in a short time period.

    HDSL, as opposed to ADSL, derives its name from the high bandwidth that is transmitted in both directions over twisted pair copper wire. HDSL provides advanced digital voice, data and video services to local loop customers with a high level of signal quality over the existing copper infrastructure while doubling the distance a digital signal can travel without the need for amplification or repeaters. In contrast to fiber optic cable applications, HDSL uses a minimal amount of power on the remote end of the line, making the traditional power supplied by copper telecommunications wire sufficient for its use. In corporate campuses of office buildings, several satellite locations can be linked with HDSL quickly and inexpensively using existing copper wire to produce the equivalent of fiber optic quality transmission.

    DEMAND FOR NEW SERVICES. Technological advances, regulatory developments and increased competition among service providers have accelerated the demand for and introduction of new bandwidth intensive telecommunication services. These services include integrated voice and data, broadcast and conference quality video, Internet and on-line data services access, high speed local area network ("LAN") to LAN connectivity, collaborative network processing and other specialized, bandwidth-intensive applications.

    DEMAND FOR MULTIPLE RESIDENTIAL ACCESS LINES. An increasing number of U.S. households are installing additional access lines for multiple telephone lines, facsimile machines, access to the Internet, home offices and other purposes. Additional access lines increase the demand for copper telecommunications wire and cable in the local loop.

    BUSINESS STRATEGY

    The Company believes that the ongoing alignment of productive capacity with market demand, technological developments that have enhanced the ability of end-users to utilize the existing copper wire and cable telecommunications infrastructure for high speed data, video and imaging transmissions, industry consolidation and the Company's emphasis on new, higher margin products will continue to strengthen the Company's competitive position, profitability and cash flow.

    The Company's strategy in the telecommunications products business is to (i) respond to the current and changing needs of its customers' communications networks and continue to expand its business in the local loop by continuing to develop, manufacture and sell a full line of telecommunications wire and cable products (including hybrid coaxial/copper and fiber/copper products); (ii) expand its product lines to include transmission media such as data cable, including expanded unshielded twisted pair ("UTP") product capabilities and fiber optic cable for LAN applications; (iii) take advantage of strategic acquisition opportunities in data cable, the local loop and its other markets; and (iv) expand its international business through increased export sales and the establishment of joint ventures, acquisitions or similar arrangements and otherwise increase its presence in international markets.

    PRODUCTS

    Superior manufactures a wide variety of copper telecommunications wire and cable products. Cable is the transmission medium in the part of the local loop from a local telephone company's central office to a subscriber's property line, whereas wire is the transmission media that begins at the subscriber's property line and runs to the subscriber's access device, which may be either outside or on-premises. The Company's products include distribution cable and wire and premises wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for aerial and underground use in the local loop and for on-premise applications.

    The basic unit of virtually all copper telecommunications wires and cables is the "twisted pair," a pair of insulated wires twisted around each other. Both wires in the pair are used to complete the telecommunications connection. Twisted pairs are bundled together to form telecommunications wires and cables.

    Superior's copper telecommunications cable products range in size and are differentiated by design variations, depending on where the cable is to be installed. Cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from getting into the cable structure. The individual copper wires in these cables utilize either a solid polyethylene or polypropylene insulation or cellular polyethylene covered with a solid polyethylene skin. Cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with solid polyethylene insulation and no filling compound. The copper telecommunications cable products normally have metallic shields for mechanical protection and electromagnetic shielding of the copper wires as well as an outer polyethylene jacket.

    Superior's distribution wire products range in size from a single twisted pair to a six-pair product. Similar to copper cable products, distribution wire products are designed for both direct burial and aerial applications and are also manufactured in a variety of designs, including a number of different metallic shield configurations and several different jacketing materials.

    Superior's copper telecommunications wire for interior use, or premises wire, generally ranges in size from a single twisted pair to a twenty-five pair product. Premises wire is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and in commercial buildings to establish LANs.

    An important element of the Company's strategy in the wire and cable business is to expand into performance-enhanced copper-based wire products that provide opportunities for higher growth and higher margins than the Company's current product lines. The Company will attempt to sell a broader range of wire and cable products to its existing customers. As described below, the Company has introduced and is in the process of introducing a number of new products in this regard.

    In fiscal 1995, Superior introduced a line of UTP copper wire products designed for high-speed data transmission across private networks. UTP, which was first introduced into the market in the early 1990s as an alternative to fiber optic cable, has become the medium of choice for distribution applications in private data network communications due to its (i) significant installation and maintenance cost advantages over fiber optic cable and (ii) performance capabilities, which are sufficient to address a substantial portion of the market for private data networks requiring high-speed transmission rates.

    The Company also has developed, or is in the process of developing, a number of other new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or fiber optic cable for distribution service, (ii) aerial drop non-metallic support products, which utilize fiberglass yarn and twisted-pair copper wires for distribution service, (iii) riser products, which are copper wires used inside high-rise buildings or telephone central offices for vertical connections providing voice and data transmissions, and (iv) fiber optic cables used for trunking and distribution applications in LANs. Sales to date of these products have not been material.

    MARKETING AND DISTRIBUTION

    During fiscal 1997, 91.1% of Superior's net sales were to the RBOCs and the two major independent telephone companies, 7.7% were sold primarily to other telephone companies and construction companies in the United States and Canada and the remaining 1.2% were sold outside the United States and Canada.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of five salespersons. The remainder of Superior's products are sold through distributors, original equipment manufacturers and sales representatives and agents. The Company believes that there will be opportunities for international expansion of its wire and cable business, either through export sales or the establishment of joint ventures or similar arrangements.

    Superior's sales to telephone operating companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Superior supply certain of the customer's wire or cable needs as the primary supplier during the term of the agreement. Prior to awarding a contract, customers forecast their needs and manufacturers, such as Superior, bid and quote prices based upon the forecasted order amount, although customers are not obligated to purchase the forecasted amount or any minimum amount. Superior currently has multi-year agreements with respect to certain of its wire and cable products with six of the seven RBOCs and with the two major independent telephone companies. During fiscal 1997, sales to North Supply Corporation (Sprint), NYNEX Corporation, Bell South Corporation, GTE Corporation and SBC Corporation accounted for 19.2%, 17.2%, 15.5%, 14.4% and 14.3% of Superior's
net sales, respectively. No other single customer accounted for more than 10% of Superior's net sales. Additionally, as is customary in the industry, the Company's sales to customers other than large telephone companies are primarily on the "spot" market on the basis of short-term purchase orders. In recent years these sales have declined as a proportion of total sales.

    MANUFACTURING

    Copper rod is the base component for most of Superior's wire and cable products. The manufacturing processes for these products require that the copper rod be drawn and insulated. Superior purchases copper rod of 5/16 diameter from third-party suppliers. Superior then "draws" the wire to one of four American wire gauges ("AWGs"). Wire drawing is the process of reducing the conductor diameter by pulling the copper rod through a converging die until the specified AWG is attained. Since the reduction is limited by the breaking strength of the conductor, this operation is repeated several times internally within the machine. As the wire becomes smaller, less pulling force is required. Therefore, machines operating in specific size ranges are required. Take-up containers or spools are generally large, allowing one person to operate several machines. Individual copper wires are then typically insulated with plastic compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it in final form as it is applied to insulate the wire. Superior uses five primary types of insulating material compounds: high density polyethylene, high density cellular polyethylene foam, flame retardant polyethylene, fluoropolymers and polyvinyl chloride. Superior purchases these insulating compounds from a variety of suppliers.

    Superior's products also require that the wire be "twisted" so that two insulated single conductors are combined to create a twisted pair. Superior's products are often "cabled" or "stranded" so that multiple twisted pairs of insulated wires are combined to form larger units of multiple pair cables. Typically, cabling or stranding is done only on large (I.E., 25 or more) numbers of pairs. Smaller numbers of pairs are not cabled, but are sent directly for jacketing.

    Once insulated, Superior's copper wire and cable products are "jacketed" or covered through the application of filling, flooding and shielding compounds to the insulated wire. Products to be installed underground are protected by metallic shielding (E.G., aluminum and steel) for electrical and mechanical isolation and by plastic compounds of polyvinyl chloride or polyethylene for protection against water and other sources of corrosion and interference. After the wire and cable products are fabricated, they are packaged and shipped either directly to customers or to distributors.

    RAW MATERIALS

    The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel and plastics such as polyethylene and polyvinyl chloride. These raw materials are available from several sources and Superior has not experienced any shortages in the recent past.

    The cost of copper, the most significant raw material used by Superior in its wire and cable business, has been subject to considerable volatility over the past several years. However, this volatility has not had, nor is it expected to have, an impact on Superior's profitability due to customers' contractual arrangements that provide for the pass-through of changes in copper costs through price revisions. Nevertheless, sharp increases in the price of copper can reduce demand if telephone companies decide to defer their purchases of copper telecommunications wire and cable products until copper prices decline.

    From time to time, particular plastics have been difficult to obtain but, with the exception of teflon used for UTP production, which was in short supply in 1996, none of these shortages has required Superior to limit production. The inability of Superior to obtain sufficient quantities of raw materials could adversely affect its operating results.

    FOREIGN SALES

    The Company's copper telecommunications wire and cable business has a plant in Winnipeg, Manitoba, that supplies both the Canadian and U.S. markets. Superior's net export sales during fiscal 1997 to customers outside the United States and Canada were $5.5 million, or 1.2% of net sales, of which the majority were in Latin America.

    COMPETITION

    The copper telecommunications wire and cable business is very competitive. Superior has three major domestic competitors in the copper telecommunications wire and cable business: Cable Systems International, Inc., General Cable Corporation, a public company and formerly a subsidiary of Wassall, plc; and Essex International, Inc., a public company. Competition in this market is based on price, service and quality. Because several RBOCs have adopted policies of limiting the number of their suppliers and requiring that these suppliers provide additional services, the degree of competition based on service is increasing.

DATA COMMUNICATIONS AND ELECTRONICS

    DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers.

    The Company has developed a commercial version of its multiplexer, which to date has generated limited sales. However, the Company believes there are certain limited niche applications for its commercial multiplexer product whereby its design provides advantages over its competitors. In that regard, the Company recently has been awarded a major multi-year supply agreement with a multinational manufacturing company for commercial paging services.

    The Company has reduced its dependence on the defense market in recent years primarily by taking advantage of opportunities to manufacture equipment on a contract basis. The Company provides contract manufacturing services for subassembly equipment to original equipment manufacturers in the technology industry and NASA. The Company expects to expand its contract manufacturing services business for its existing commercial customers and to add additional commercial customers in the future. In fiscal 1997, DNE's sales to customers other than departments of the U.S. government accounted for 35.4% of DNE's sales, compared to 33.6% in fiscal 1996 and 17.7% in fiscal 1995.

    As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," DNE experienced a decline in revenues and profitability in fiscal 1997, which has led to a recent restructuring of its operations to reduce costs and focus development on new commercial product initiatives.

RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the telecommunications industry, Superior established, during the fourth quarter of fiscal 1997, a product development center. This 29,150 square foot facility is located in Kennesaw, Georgia (within 15 miles of Superior's corporate headquarters) and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in trunking applications both in LANs as well as telephone networks. Initial delivery of these products is expected in the latter part of fiscal 1998.

    Superior also has development projects underway for performance enhanced copper-based wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line, such as patch cords for use in connecting Superior products within premises and 25-pair UTP cables for certain data transmission applications. The Company believes its ability to capitalize on new product offerings will be enhanced by the establishment of its product development center. Further, the Company intends to continue to explore and exploit new product development opportunities to meet the needs of its customers.

    In order to compete for contracts, DNE frequently invests its own funds in research and development in order to determine the financial and practical feasibility of manufacturing products. DNE is currently in the process of developing an integrated multiplexer with expanded capabilities from its existing products for use in both the commercial and military markets.

    Aggregate research and development expense of Superior and DNE during fiscal 1995, 1996 and 1997 amounted to $1.4 million, $1.4 million and $2.2 million, respectively.

    Although the Company holds certain trademarks, licenses and patents, none is considered to be material to its business.

EMPLOYEES

    As of April 30, 1997, the Company employed 1,608 people, including 1,478 in the telecommunications wire and cable business and 130 in the data communications and electronics business.

    Approximately 405 persons employed at the Company's Winnipeg and Elizabethtown plants are represented by unions.

    The Company considers relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

    Superior's and DNE's manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental and land use laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products and often imposing stringent permitting requirements. Compliance with these laws and regulations has not been material to the operations, business or financial results of either company and has not had a material effect upon their respective capital expenditures, earnings or competitive position. However, violation of, or non-compliance with, such laws or regulations, even if inadvertent, could result in an adverse impact on the operations, business or financial results of the Company.

    Operations of Superior and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Superior and DNE are presently involved in investigatory and remedial activities at two sites under the oversight of state governmental authorities, as described below, neither of which is expected to have a material adverse effect on the Company.

    Soil and groundwater at Superior's Brownwood, Texas, facility has been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to Superior's acquisition of the facility. Superior has developed and filed for approval with the Texas Natural Resource Conservation Commission a remediation plan. Based upon work completed and investigations performed to date, the Company believes that the cost of this remediation will not be in excess of $0.5 million. Pursuant to an agreement between Superior and the former owner of the facility, Superior has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging from 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    In connection with the sale of a facility in Woburn, Massachusetts formerly owned by and currently under lease to DNE, (which conducts no operations at such facility, but rather sub leases the facility to a third party) low levels of volatile organic compounds were discovered in shallow groundwater. DNE has assumed responsibility for this contamination pursuant to an indemnity granted to the purchaser of the facility, which indemnity is in turn guaranteed by Alpine. This facility has been designated as a non-priority site by the Massachusetts Department of Environmental Protection ("MDEP") which granted a waiver to Alpine allowing it to proceed with further investigation and, if necessary, remediation of the groundwater contamination without MDEP oversight, subject to certain conditions. Based on the results of a comprehensive site investigation completed during May 1996, it appears that no remedial activities are warranted, and the required filings with the MDEP have been made so certifying.

ITEM 2. PROPERTIES

    The Company conducts its principal operations at the facilities described below:

                                                                               SQUARE
LOCATION                                             PRODUCTS                  FOOTAGE         LEASED/OWNED
-------------------------------------  -------------------------------------  ---------  ------------------------
Brownwood, Texas.....................  Telecommunications distribution wire     328,000  Leased (expires 2013)
                                       and cable and premise wire                        (subject to five five-
                                                                                         year renewals)
Tarboro, North Carolina..............  Telecommunications distribution wire     295,000           Owned
                                       and cable
Winnipeg, Manitoba...................  Telecommunications distribution wire     190,000           Owned
                                       and cable and premise wire
Elizabethtown, Kentucky..............  Telecommunications distribution cable    163,000           Owned
Kennesaw, Georgia....................  Telecommunications and premise wire       29,000  Leased (expires 2002)
                                       and cable product development
Wallingford, Connecticut.............  Data communications and electronics       65,000  Leased (expires 2007)
Atlanta, Georgia.....................  Corporate offices                         30,600  Leased (expires 2001)

    Depending on product mix, aggregate capacity in the Company's four telecommunications wire and cable facilities currently ranges from 95--100 bcf. Each of these facilities is operating at utilization rates in excess of 90%. These facilities are suitable and adequate for the businesses being conducted in this segment. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology and increase capacity in existing product lines, and for cost reduction initiatives.

    The Company's data communications and electronics facility in Wallingford is adequate and suitable for the businesses being conducted and operates at a utilization rate of between 70% and 75%.

ITEM 3. LEGAL PROCEEDINGS

    There are no threatened or pending litigations or proceedings that management believes will have a material adverse effect on the financial condition or liquidity of the Company.

    The Company and certain of its subsidiaries are defendants in lawsuits, certain of which lawsuits are insured claims arising in the ordinary course of the operations of the Company and such subsidiaries; and none of which management believes will have a material adverse effect on the operations, financial condition or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Company's Common Stock, $0.01 par value (the "Common Stock"), is listed on the New York Stock Exchange (the "NYSE") under the symbol SUT. The following table sets forth the high and low daily closing sales prices for the Common Stock as reported on the NYSE for fiscal 1997 since October 11, 1996, when the Common Stock was first traded on the NYSE.

                                                                                                        HIGH        LOW
                                                                                                      ---------  ---------
Fiscal 1997
  Second Quarter (October 11--October 31, 1996).....................................................     17 3/4     16 1/8
  Third Quarter.....................................................................................     25 7/8     17 1/4
  Fourth Quarter....................................................................................     25 1/8     19 3/4

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At July 10, 1997, 12,926,536 shares of the Common Stock were issued and outstanding and there were approximately 2,000 record holders thereof.

    (c) Dividends.

    The Company has not paid any dividends and does not currently intend to declare dividends on the Common Stock in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations. Certain provisions of the Company's debt obligations have the effect of currently restricting the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical financial data of the Company. The financial data includes the combined results of operations of Superior and DNE on a prospective basis from the date such entities were acquired by Alpine through April 30, 1996. With respect to Superior, such acquisition by Alpine occurred in November 1993; thus, the results for Superior are included for the six-month period ended May 1, 1994 and for the years ended April 30, 1995, April 28, 1996 and April 30, 1997. In addition, the results of operations of Superior for the years ended April 28, 1996 and April 30, 1997 include the operations of the Alcatel Business, which was acquired by Superior on May 11, 1995. For the year ended April 30, 1997, the results of operations reflect the combined results of Superior and DNE for the five-month period prior to the Reorganization and their inclusion as subsidiaries of the Company combined with the historical results of the Company for the seven-month period ended April 30, 1997. This information should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1997 are derived from the audited consolidated financial statements of the Company.

                                                                                    FISCAL YEAR ENDED
                                                                 --------------------------------------------------------
                                                                 APRIL 30,   MAY 1,    APRIL 30,   APRIL 28,   APRIL 30,
                                                                   1993       1994        1995        1996        1997
                                                                 ---------  ---------  ----------  ----------  ----------

                                                                                      (IN THOUSANDS)
STATEMENT OF OPERATION DATA:
Net sales......................................................  $  27,897  $  68,510  $  164,485  $  410,413  $  463,840
Cost of goods sold.............................................     15,915     56,250     142,114     362,854     384,271
                                                                 ---------  ---------  ----------  ----------  ----------
  Gross profit.................................................     11,982     12,260      22,371      47,559      79,569
Selling, general and administrative............................      9,068      8,884      11,632      14,223      17,166
Amortization of goodwill.......................................        267      2,186       1,124       1,556       1,726
                                                                 ---------  ---------  ----------  ----------  ----------
  Operating income.............................................      2,647      1,190       9,615      31,780      60,677
Interest expense, net..........................................       (600)    (1,742)     (3,700)    (17,006)    (12,869)
Preferred stock dividends of subsidiary........................         --         --          --          --        (319)
Other income (expense).........................................         70        (61)        231          55         (24)
                                                                 ---------  ---------  ----------  ----------  ----------
Income (loss) from continuing operations before income taxes...      2,117       (613)      6,146      14,829      47,465
Provision for income taxes.....................................       (462)      (521)     (2,240)     (6,722)    (18,989)
                                                                 ---------  ---------  ----------  ----------  ----------
                                                                 ---------  ---------  ----------  ----------  ----------
Income (loss) from continuing operations.......................      1,655     (1,134)      3,906       8,107      28,476
(Loss) from discontinued operations............................         --       (287)       (176)         --          --
                                                                 ---------  ---------  ----------  ----------  ----------
  Income (loss) before extraordinary (loss)....................      1,655     (1,421)      3,730       8,107      28,476
Extraordinary (loss) on early extinguishment of debt...........         --         --          --      (2,645)         --
                                                                 ---------  ---------  ----------  ----------  ----------
  Net income (loss)............................................  $   1,655  $  (1,421) $    3,730  $    5,462  $   28,476
                                                                 ---------  ---------  ----------  ----------  ----------
                                                                 ---------  ---------  ----------  ----------  ----------

                                                              APRIL 30,    MAY 1,    APRIL 30,  APRIL 28,  APRIL 30,
                                                                1993        1994       1995       1996       1997
                                                             -----------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital............................................   $   7,346   $  23,558  $  22,750  $  58,726  $  47,617
Total assets...............................................      18,500     115,338    120,127    244,065    238,108
Total debt, including intercompany.........................       8,342      39,095     37,067    125,760    122,089
Total stockholders' equity.................................       4,916      48,123     49,854     51,656     44,028

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is primarily engaged in the manufacture and sale of copper wire and cable products for telecommunications applications. These operations are conducted through the Company's Superior subsidiary and constitute in excess of 95% of consolidated revenues and operating income. The remainder of the Company's operations are carried out through its other subsidiary, DNE, and consist of the manufacture and sale of data communications and other electronic products and systems for defense, governmental and commercial applications.

RESULTS OF OPERATIONS

    To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on pro forma information for the periods covered. Comparisons of the Company's historical financial results are less relevant to an understanding of the Company due to the significance of the Reorganization and Offering in October 1996 and the Alcatel acquisition on May 11, 1995. Accordingly, the information in the following table and the period-to-period comparisons in this Management's Discussion and Analysis are based on financial data and pro forma adjustments which reflect (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company, (ii) pro forma adjustments to selling, general and administrative expense, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the April 30, 1997 consolidated financial statements), as if such transactions had occurred on May 1, 1994, and (iii) the historical results of operations of the Alcatel Business prior to its acquisition by the Company on May 11, 1995 (including pro forma adjustments related to depreciation, amortization and selling, general and administrative expenses). The pro forma adjustments noted above are more fully described in the footnotes accompanying the following comparative table.

                  COMBINED UNAUDITED PRO FORMA OPERATING DATA

                                                                                  FISCAL YEAR ENDED APRIL, (1)
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------

                                                                                     (DOLLARS IN THOUSANDS)
Net sales (1)
  Telecommunications wire and cable..........................................  $  340,756  $  391,758  $  442,486
  Data communications and electronics........................................      27,907      26,176      21,354
                                                                               ----------  ----------  ----------
    Combined net sales.......................................................     368,663     417,934     463,840
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Gross profit (1)
  Telecommunications wire and cable..........................................  $   28,433  $   40,267  $   74,065
  Data communications and electronics........................................       8,221       7,887       5,504
                                                                               ----------  ----------  ----------
    Combined gross profit....................................................      36,654      48,154      79,569
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Selling, general and administrative expense (1), (2)
  Telecommunications wire and cable..........................................  $    6,170  $    8,408  $    9,559
  Data communications and electronics........................................       6,511       5,848       5,948
  Corporate (5)..............................................................       2,000       2,000       2,491
                                                                               ----------  ----------  ----------
    Combined selling, general and administrative expense.....................      14,681      16,256      17,998
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Amortization of goodwill (1)
  Telecommunications wire and cable..........................................  $    1,570  $    1,570  $    1,727
  Data communications and electronics........................................      --          --          --
                                                                               ----------  ----------  ----------
    Combined amortization of goodwill........................................       1,570       1,570       1,727
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income
  Telecommunications wire and cable..........................................  $   20,693  $   30,289  $   62,779
  Data communications and electronics........................................       1,710       2,039        (444)
  Corporate..................................................................      (2,000)     (2,000)     (2,491)
                                                                               ----------  ----------  ----------
    Combined operating income................................................      20,403      30,328      59,844
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income.............................................................  $   20,403  $   30,328  $   59,844
Interest expense (3).........................................................     (10,160)    (10,160) ($   9,887)
Preferred stock dividends of subsidiary (4)..................................        (716)       (716)       (576)
Other income (expense).......................................................         231          55         (25)
                                                                               ----------  ----------  ----------
  Income from continuing operations before income taxes......................       9,758      19,507      49,356
Provision for income taxes (5)...............................................      (4,189)     (8,088)    (19,865)
                                                                               ----------  ----------  ----------
  Income from continuing operations..........................................  $    5,569  $   11,419  $   29,491
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Income per share of common stock from continuing operations (6)..............  $     0.43  $     0.88  $     2.27
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                                                       As a percentage of net sales
                                                                      -------------------------------
Supplemental Data:
Gross margin
  Telecommunications wire and cable.................................        8.3%      10.3%      16.7%
  Data communications and electronics...............................       29.5       30.1       25.8
    Combined gross margin...........................................        9.9       11.5       17.2
Operating income margin
  Telecommunications wire and cable.................................        6.1        7.7       14.2
    Data communications and electronics.............................        6.1        7.8       (2.1)
        Combined operating income margin............................        5.5        7.3       12.9

SUPPLEMENTAL DATA FOR THE SUPERIOR TELECOMMUNICATIONS WIRE AND CABLE SEGMENT:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which is based upon a constant copper cost of $1.00 per pound for the indicated periods, provides additional meaningful information concerning Superior's sales and its gross margin percentage.

                                                                               UNAUDITED PRO FORMA OPERATING DATA
                                                                               ----------------------------------
                                                                                    FISCAL YEAR ENDED APRIL,
                                                                               ----------------------------------

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net sales....................................................................  $  327,600  $  357,400  $  431,900
Gross profit.................................................................      28,443      40,267      74,065
Gross margin percentage......................................................         8.7%       11.3%       17.1%

------------------------

NOTES TO UNAUDITED PRO FORMA OPERATING DATA:

(1) For the year ended April 30, 1995, net sales, gross profit, selling, general and administrative expenses and amortization of goodwill have been increased by $204.2 million, $14.3 million, $1.2 million and $446,000, respectively, to reflect the acquisition of the Alcatel Business as if the acquisition had been completed on May 1, 1994. This acquisition was actually completed on May 11, 1995. Similarly, for the year ended April 28, 1996, net sales, gross profit, selling, general and administrative expenses and amortization of goodwill have been increased by $7.5 million, $0.6 million, $33,000 and $14,000, respectively, to reflect such acquisition as if it had been completed on May 1, 1994.

(2) Reflects estimated additional general and administrative expenses associated with the Company's status as an independent public company of $2.0 million on an annualized basis prior to the Offering.

(3) Reflects the Company's estimated interest expense prior to the Offering assuming that the balance outstanding under the Bank Credit Facility was $110.0 million for the period from August 1, 1996 to the date of the Offering and $115.0 million for all prior fiscal periods.

(4) For periods prior to the Offering, reflects dividends on $11.9 million (face amount) of Superior Preferred Stock which remained outstanding subsequent to the Reorganization, the Offering and the exercise of the underwriters' overallotment option (see Note 1 to the April 30, 1997 consolidated financial statements).

(5) Income tax expense for periods prior to the Offering has been adjusted to reflect estimated tax expenses as if the Company had filed a separate federal income tax return for all periods presented.

(6) Income per share of Common Stock for periods prior to the Offering has been calculated based upon 12,924,048 shares outstanding, which assumes completion of the Offering and exercise of the underwriters' overallotment option (see Note 1 to the April 30, 1997 consolidated financial statements).

SUPERIOR--RESULTS OF OPERATIONS

    Superior achieved substantial growth in revenues and profitability in both fiscal 1997 and fiscal 1996. This growth was attributable to increased unit volume sales as well as improved market prices for its telecommunications wire and cable products.

    In fiscal 1997, Superior's net sales were $442.5 million representing an increase of $50.7 million, or 12.9%, as compared to fiscal 1996 net sales of $391.8 million. Comparative fiscal 1996 net sales reflected a similar trend, increasing by 15.0% or $51.0 million as compared to fiscal 1995. The comparative increase in fiscal 1997 and fiscal 1996 net sales adjusted to a constant copper cost of $1.00 per pound was 20.8% and 9.1%, respectively, (see "Supplemental Data" for Superior included elsewhere herein).

    The increase in net sales in both fiscal 1997 and fiscal 1996 resulted from a number of factors including (1) the increased demand in recent years for copper wire and cable products due to both the growth in new copper-based telephone access lines and increased maintenance spending by several of Superior's major telephone company customers; (2) an increase in Superior's market share in both fiscal 1996 and fiscal 1997 under new multi-year supply agreements entered into during such periods; and (3) the impact of price increases instituted during the latter half of fiscal 1996 on substantially all of Superior's long term supply agreements (which supply agreements comprise in excess of 90% of Superior's net sales). To keep pace with the growth in demand and increased market share, Superior has increased its annual production capacity (measured in billions of conductor feet or "bcf") from approximately 80 bcf in early fiscal 1995 to approximately 97 bcf at the end of fiscal year 1997. Superior intends to further increase its bcf production capability in fiscal 1998 as required to meet additional anticipated product demand and market share growth (see "Financial Condition and Liquidity" for discussion of fiscal 1998 capital expenditure initiatives).

    Along with the increase in revenues in fiscal 1997 and fiscal 1996, Superior also achieved substantial growth in gross profit and a significant increase in its gross margin percentage during such fiscal periods. In fiscal 1997, gross profit increased $33.8 million, or 83.9%, to $74.1 million, as compared to fiscal 1996 gross profit of $40.3 million. The comparative increase in gross profit in fiscal 1996 was $11.8 million, or 41.6%, as compared to fiscal 1995. The gross margin percentage for fiscal 1995, 1996 and 1997 based on (i) pro forma net sales and (ii) net sales adjusted to constant copper price of $1.00 per pound (see "Supplemental Data" for Superior ) was as follows:

                                                                                              GROSS MARGIN PERCENTAGE
                                                                                                     BASED ON:
                                                                                             --------------------------
                                                                                               PRO FORMA     ADJUSTED
                                                                                               NET SALES     NET SALES
                                                                                             -------------  -----------
Fiscal 1995................................................................................          8.3%          8.7%
Fiscal 1996................................................................................         10.3%         11.3%
Fiscal 1997................................................................................         16.7%         17.1%

    Superior has generated sequentially improving gross margins for each fiscal quarter during the past two fiscal years, beginning with the first quarter of fiscal 1996 (which was the period in which the acquisition of the Alcatel Business was completed). The increasing gross margin for the past two fiscal years is attributable to a combination of factors, including (i) the aforementioned price increases instituted primarily during the latter half of fiscal 1996 on substantially all of Superior's existing customer contract business; (ii) higher market prices on new long term supply agreement awards entered into in fiscal 1996 and fiscal 1997; (iii) manufacturing cost reductions resulting from the integration of the Alcatel Business and from capital expenditure initiatives focused on production efficiencies; and (iv) improved cost absorption resulting from higher sales volume. Market prices for the Company's telephone wire and cable products stabilized during the latter half of fiscal 1997 and management does not foresee any material changes in market prices in the near future. However, the Company plans to continue to invest in cost reduction projects to further its improvement in gross margin in fiscal 1998 and future years.

    Selling, general and administrative expenses ("SG&A expenses") increased from $6.2 million in fiscal 1995 to $8.4 million and $9.6 million in fiscal 1996 and fiscal 1997, respectively. The increase in SG&A expenses in fiscal 1996 and fiscal 1997 was attributable to (i) costs associated with incremental sales and marketing staff to support the increased level of sales activity, (ii) expansion of administrative activities, particularly in the area of information systems, to support the level of growth and the integration of the Alcatel Business operations, and (iii) in fiscal 1997, the expansion of product development activities, including establishment and staffing of a product development facility in the fourth quarter of fiscal 1997.

    Commensurate with the growth in net sales and gross profit, Superior's operating income increased substantially in both fiscal 1997 and fiscal 1996. Operating income in fiscal 1997 was $62.8 million, representing an increase of 107.3%, as compared to fiscal 1996 operating income of $30.3 million. The comparative growth in fiscal 1996 operating income was $9.6 million or 46.4% as compared to fiscal 1995. During this same period, operating income as a percentage of net sales increased from 6.1% in fiscal 1995 to 7.7% and 14.2% in fiscal 1996 and fiscal 1997, respectively.

DNE--RESULTS OF OPERATIONS

    During fiscal 1997, DNE experienced declining sales and profitability associated with a slowdown in government procurement of DNE's military and electronic products and a decline in DNE's contract manufacturing activities related to overall softness in the semi-conductor equipment manufacturing sector. As a result, DNE's comparative net sales declined $4.8 million in fiscal 1997 and operating income decreased from $2.0 million in fiscal 1996 to an operating loss of $0.4 million in fiscal 1997. In fiscal 1996, DNE's comparative net sales declined by 6.2% as compared to fiscal 1995; however, as a result of operating expense reductions, fiscal 1996 comparative operating income actually increased by approximately $0.3 million as compared to fiscal 1995.

    DNE has taken recent actions to reduce its manufacturing and general and administrative overhead by approximately $2.0 million (on an annual basis). DNE has also reallocated engineering resources toward developing enhancements to its multiplexer product line to provide for broader product application opportunities. The Company expects that government procurement activity levels will improve in the future and that the trend of lower sales will be reduced or reversed which, when coupled with the aforementioned overhead cost reductions, should result in a near term improvement in DNE's profitability.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in sales of Superior's telecommunications wire and cable products gave rise to an overall comparative increase in consolidated net sales and operating income in both fiscal 1997 and fiscal 1996. Fiscal 1997 consolidated net sales were $463.8 million representing an increase over fiscal 1996 net sales of 11.0%; whereas fiscal 1996 consolidated net sales of $417.9 million represented an increase of 13.4% over fiscal 1995 net sales. Consolidated net sales adjusted to a constant copper cost of $1.00 per pound (see "Supplemental Data" for Superior) reflected a comparative increase of 20.8% and 9.1% in fiscal 1997 and fiscal 1996, respectively. The aforementioned increase in Superior's net sales and gross profit gave rise to a consolidated increase in operating income of 98% and 49% in fiscal 1997 and fiscal 1996, respectively.

    Pro forma interest expense was $9.9 million for fiscal 1997, or $0.3 million less than pro forma interest expense for fiscal 1996. As discussed in Note 3 to the "Combined Unaudited Pro Forma Operating Data" included elsewhere herein, pro forma interest expense for the periods prior to the Offering (prior to October 17, 1996) was based on (i) an assumed outstanding balance under the Company's $150 million revolving credit facility of $110.0--115.0 million with interest calculated at current prevailing interest rates and after giving effect to the amortization of deferred loan fees and other bank fees associated with the credit facility, and
(ii) interest expense at contractual rates on other outstanding debt of the Company with a principal balance of $9.6 million at April 30, 1997.

    Consolidated income tax expense for the periods prior to the Offering was calculated assuming that the Company filed a consolidated Federal tax return (reflecting the combined operations of Superior and DNE). As a result, consolidated pro forma income tax expense reflected an effective tax rate of 40.2%, 41.5%, and 42.9% for fiscal 1997, 1996 and 1995, respectively.

    As a result of the substantial increase in consolidated operating income, the Company recorded a significant increase in earnings and earnings per share in both fiscal 1997 and fiscal 1996. Consolidated pro forma net income for fiscal 1997 was $29.5 million (or $2.27 per share), representing an increase of $18.1 million, or 158%, over pro forma net income of $11.4 million (or $0.88 per share) for fiscal 1996. Consolidated pro forma net income in fiscal 1996 increased $5.8 million over fiscal 1995 pro forma net income of $5.6 million (or $0.43 per share).

           SUPPLEMENTAL COMMENTS ON HISTORICAL RESULTS OF OPERATIONS

    During fiscal 1994 and 1996, the Company completed the acquisition of Superior (November 10, 1993) and the Alcatel Business (May 11, 1995). These acquisitions significantly increased the Company's net sales and its operating income. The operations of each entity are included in the historical operating results of the Company, on a prospective basis, from their respective acquisition dates.

FISCAL 1996 COMPARED TO FISCAL 1995

    In fiscal 1996 historical combined net sales increased 150% to $410.4 million as compared to $164.5 million in fiscal 1995. For this same period, historical combined operating income increased 231% to $31.8 million in fiscal 1996 as compared to $9.6 million in fiscal 1995. The fiscal 1996 increase in net sales and operating income was primarily attributable to the inclusion of the Alcatel Business operations for substantially all of fiscal 1996.

    Comparative historical combined interest expense increased by $13.7 million to $17.4 million in fiscal 1996 as compared to $3.7 million in fiscal 1995. The increase in interest expense in fiscal 1996 was the result of debt incurred as a result of the completion of the acquisition of the Alcatel Business.

    Historical combined income from continuing operations in fiscal 1996 was $8.1 million, as compared to income from continuing operations in fiscal 1995 of $3.9 million. The improvement in income from continuing operations in fiscal 1996 was primarily the result of fiscal 1996 operating income attributable to the Alcatel Business operations, offset partially by higher acquisition-related interest expense.

    In fiscal 1996, the Company incurred a $2.6 million extraordinary loss for the early extinguishment of certain debt associated with the acquisition of the Alcatel Business.

FISCAL 1997 COMPARED TO FISCAL 1996

    The pro forma impact of the acquisition of the Alcatel Business and the Reorganization and Offering did not materially impact the net sales and operating income in either fiscal 1996 or fiscal 1997. Accordingly, the trends in historical combined net sales and operating income in fiscal 1997 as compared to fiscal 1996 are consistent with management's discussion of the pro forma results of operations for such periods included elsewhere herein.

    Comparative historical combined interest expense in fiscal 1997 declined by $4.4 million, to $12.9 million for fiscal 1997, with such decline resulting from a reduction in outstanding debt and a reduction in interest rates associated with such debt, both of which were attributable to the impact of the Reorganization, the Offering and associated debt refinancings.

    Historical combined net income from continuing operations increased to $28.5 million in fiscal 1997, as compared to $8.1 million in fiscal 1996. This increase resulted from the substantial increase in operating income combined with a reduction in interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the seven-month period (subsequent to the Offering) ended April 30, 1997, the Company generated $25.8 million in cash flow from operating activities, consisting of $24.7 million in income generated from operations (net income plus non-cash charges) plus $1.1 million in cash flow generated from net working capital changes. Cash used by investing activities amounted to $4.5 million, consisting primarily of capital expenditures, net of proceeds from sales of assets. Cash used for financing activities amounted to $20.9 million, the major components of which include dividends paid by Superior and DNE to Alpine of $117.1 million, the repayment by Superior and DNE of $91.1 million in intercompany loans due to Alpine, redemption of common stock and subsidiary preferred stock with a liquidation value of $19.4 million, and partially offset by $107.5 million in net proceeds from borrowings under the Bank Credit Facility and $101.6 million in net proceeds from the Offering (See Note 1 to the accompanying April 30, 1997 consolidated financial statements).

    The Company's capital structure at April 30, 1997 consisted of $121.3 million in debt, $0.6 million in Superior Preferred Stock and $44.0 million in total stockholders' equity. Included in the Company's debt balance is $111.7 million outstanding under the Company's $150.0 million Bank Credit Facility entered into in conjunction with the Reorganization. Additional availability under the Bank Credit Facility amounted to $38.3 million at April 30, 1997. Obligations under the Bank Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Bank Credit Facility contains customary performance and financial covenants.

    Over the next twelve months, the Company has annual principal debt service commitments of approximately $0.4 million. Additionally, the Company expects to invest approximately $9-$12 million in capital expenditures over the next twelve-month period to facilitate (i) expansion of its product line to include fiber, coaxial, and additional high performance and hybrid copper products, (ii) expansion of its existing telephone product production capacity to meet growing demand and increasing market share, and (iii) investment in identified cost reduction projects. Except for such principal debt service and capital commitments, the Company does not expect to incur other material commitments over the next twelve-month period.

    The Company's operations have typically generated substantial operating cash flows. For the seven-month period ended April 30, 1997, the Company generated $25.8 million in cash flows from operating activities, which is significantly greater than amounts needed to meet its annual principal debt service and projected capital commitment requirements. Management anticipates that the Company will continue to generate more than adequate cash flows from operating activities to meet the Company's annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, the Company believes that cash and funds available under the Bank Credit Facility should be sufficient to cover such shortfall.

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING AND CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT TERM INTEREST RATES AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILING WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of April 30, 1997 and 1996 and for each of the three years in the period ended April 30, 1997 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Company's Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1), (a)(2) See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

    (a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

    (b) The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1997.

ITEM 14(C) EXHIBITS

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  -------------------------------------------------------------------------------------------------------

          2(a) Asset Purchase Agreement, dated as of March 17, 1995 by and among Alcatel NA Cable Systems, Inc.,
               Alcatel Canada Wire, Inc. Superior Cable Corporation and Superior Teletec Inc. (the "Alcatel
               Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form
               8-K of Alpine dated May 24, 1995)

          2(b) Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated
               June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of
               Alpine for the year ended April 30, 1996 (the "1996 Alpine 10-K"))

          2(c) Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc.,
               Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995)

          3(a) Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the
               Registration Statement on Form S-1 (Registration No. 333-09933 of the Company, as filed with the
               Commission on August 9, 1996 (as amended, the "S-1"))

          3(b) Certificate of Amendment, dated July 12, 1996, to the Certificate of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.2 to the S-1)

          3(c) Certificate of Amendment, dated August 6, 1996, to the Certificate of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.3 to the S-1)

          3(d) By-laws of the Company (incorporated herein by reference to Exhibit 3.4 to the S-1)

         10(a) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the S-1)

         10(b) Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the S-1)

         10(c) Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE (incorporated herein by reference to Exhibit
               1 to the Current Report on Form 8-K of Alpine dated March 2, 1992 (the "March 1992 Alpine 8-K"))

         10(d) Loan Agreement, dated as of February 13, 1992, by and among Alpine, DNE and the Connecticut Development
               Authority (incorporated herein by reference to Exhibit 3 to the March 1992 Alpine 8-K)

         10(e) Agreement and Plan of Merger by and between Alpine and Superior TeleTec Inc., dated as of June 17, 1993 and amended on September 24, 1993 (incorporated herein by reference to Exhibit 2 to Form S-4
               (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5, 1993)

         10(f) Lease Agreement by and between ALP(TX) QRS 11-28, Inc., and Superior TeleTec Transmission Products,
               Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i) to the Quarterly
               Report on Form 10-Q of Alpine for the Quarter ended January 31, 1994)

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  -------------------------------------------------------------------------------------------------------
         10(g) First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc.
               and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on
               Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 Alpine 10-K"))

         10(h) Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS H-28, Inc.
               and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995
               Alpine 10-K)

         10(i) Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28,
               Inc. and Superior (incorporated herein by reference to Exhibit 10.8 to the S-1)

         10(j) [First Amendment], dated as of October 2, 1996, to Guaranty and Surety Agreement among the Company,
               Alpine and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the S-1)

         10(k) Note Purchase Agreement by and among Alpine, Superior TeleTec, Inc., Superior Cable Corporation and
               Nomura International Trust Company (incorporated herein by reference to Exhibit 3 to Alpine's Current
               Report on Form 8-K dated May 24, 1995)

         10(l) Purchase Agreement, dated as of July 14, 1995, by and among Alpine, Adience, Inc., Superior, Superior
               Cable Corporation, Merrill Lynch & Co., Nomura Securities International, Inc. and First Albany
               Corporation (incorporated herein by reference to Exhibit 10(p) to the 1995 Alpine 10-K)

         10(m) Employment Agreement, dated April 26, 1996, between Superior and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the S-1)

         10(n) Employment Agreement, dated as of October 17, 1996, between the Company and Steven S. Elbaum
               (incorporated herein by reference to Exhibit 10(14) to the Quarterly Report on Form 10-Q of the Company
               for the Quarter ended January 31, 1997)

         10(o) Letter Agreement between the Company and Alpine, dated October 8, 1996, relating to a capital contribution by Alpine to the Company (incorporated herein by reference to Exhibit 10.2 to the S-1)

         10(p) Letter Agreement between the Company and Alpine, dated October 2, 1996, relating to tax indemnification
               (incorporated herein by reference to Exhibit 10.5 to the S-1)

         10(q) Tax Allocation Agreement among Alpine, the Company and its subsidiaries, dated as of October 2, 1996
               (incorporated herein by reference to Exhibit 10.9 to the S-1)

         10(r) Exchange Agreement between the Company and Alpine, dated October 2, 1996 (incorporated herein by reference to Exhibit 10.10 to the S-1)

         10(s) Services Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.4 to the S-1)

         10(t)* Amendment No. 1, dated as of May 1, 1997, to the Services Agreement

         10(u) Revolving Credit Agreement among the Company, each domestic subsidiary of the Company, certain lending institutions and Bankers Trust Company, dated as of October 2, 1996 (incorporated herein by reference to Exhibit 10.6 to the S-1)

         10(v) Registration Rights Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.11 to the S-1)

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  -------------------------------------------------------------------------------------------------------
         21*   List of Subsidiaries

         23(a)* Consent of Arthur Andersen LLP

         27*   Financial Data Schedule

------------------------

*   Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
AUDITED FINANCIAL STATEMENTS:

Report of independent public accountants...................................................................         F-2

Combined balance sheet of Superior Telecommunications Inc. and subsidiary and DNE Systems, Inc. and subsidiaries as of April 28, 1996 and consolidated balance sheet of Superior TeleCom Inc. and
  subsidiaries as of April 30, 1997........................................................................         F-3

Combined statements of operations of Superior Telecommunications Inc. and subsidiary and DNE Systems, Inc.
  and subsidiaries for the years ended April 30, 1995 and April 28, 1996 and for the five months ended
  October 1, 1996 and consolidated statement of operations of Superior TeleCom Inc. and subsidiaries for
  the seven months ended April 30, 1997....................................................................         F-4

Combined statements of stockholder's equity of Superior Telecommunications Inc. and subsidiary and DNE
  Systems, Inc. and subsidiaries for the years ended April 30, 1995 and April 28, 1996 and for the five months ended October 1, 1996 and consolidated statement of stockholders' equity of Superior TeleCom Inc.
  and subsidiaries for the seven months ended April 30, 1997...............................................         F-5

Combined statements of cash flows of Superior Telecommunications Inc. and subsidiary and DNE Systems, Inc.
  and subsidiaries for the years ended April 30, 1995 and April 28, 1996 and for the five months ended
  October 1, 1996 and consolidated statement of cash flows of Superior TeleCom Inc. and subsidiaries for
  the seven months ended April 30, 1997....................................................................         F-6

Notes to financial statements..............................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Superior TeleCom Inc.:

    We have audited the accompanying combined balance sheet of Superior Telecommunications Inc. and subsidiary and DNE Systems, Inc. and subsidiaries (collectively referred to as the "Companies" as contributed to Superior TeleCom Inc. in connection with the Reorganization as discussed in Note 1) as of April 28, 1996 and the related combined statements of operations, stockholder's equity and cash flows for the two years in the period ended April 28, 1996 and the five months ended October 1, 1996. We have also audited the consolidated balance sheet of Superior TeleCom Inc. as of April 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the seven months then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of April 28, 1996 and April 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended April 28, 1996, the five months ended October 1, 1996 and the seven months ended April 30, 1997 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Atlanta, Georgia
June 13, 1997

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            APRIL 28,   APRIL 30,
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                                   (NOTE 1)
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $      351  $    1,052
  Accounts receivable (less allowance for doubtful accounts of $166 in 1996 and $174 in
    1997).................................................................................      53,689      48,099
  Inventories.............................................................................      57,726      56,262
  Other current assets....................................................................       6,142       4,554
                                                                                            ----------  ----------
    Total current assets..................................................................     117,908     109,967
Property, plant and equipment, net........................................................      76,528      77,023
Long-term investments and other assets....................................................       1,215       4,666
Goodwill, net.............................................................................      48,414      46,452
                                                                                            ----------  ----------
    Total assets..........................................................................  $  244,065  $  238,108
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................  $   46,253  $   43,594
  Accrued expenses........................................................................      12,445      17,529
  Current portion of long-term debt.......................................................         484         430
  Due to Alpine...........................................................................      --             797
                                                                                            ----------  ----------
    Total current liabilities.............................................................      59,182      62,350
Long-term debt, less current portion......................................................      11,540     120,862
Other long-term liabilities...............................................................       7,951      10,868
Due to Alpine and affiliate...............................................................     113,736      --
                                                                                            ----------  ----------
    Total liabilities.....................................................................     192,409     194,080
                                                                                            ----------  ----------
Commitments and contingencies

Stockholders' equity:
  Common stock, Superior TeleCom Inc., $.01 par value; authorized 25,000,000 shares;
    issued 12,926,536 shares..............................................................      --             129
  Common stock, April 1996; Superior Telecommunications Inc. and DNE Systems, Inc.........           1      --
  Capital in excess of par value..........................................................      42,254      27,340
  Cumulative translation adjustment.......................................................        (214)       (831)
  Retained earnings.......................................................................       9,615      17,390
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      51,656      44,028
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  244,065  $  238,108
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED           FIVE       SEVEN
                                                                   ----------------------    MONTHS      MONTHS
                                                                                             ENDED       ENDED
                                                                   APRIL 30,   APRIL 28,   OCTOBER 1,  APRIL 30,
                                                                      1995        1996        1996        1997
                                                                   ----------  ----------  ----------  ----------
                                                                      (NOTE 1)    (NOTE 1)    (NOTE 1)    (NOTE 1)
Net sales........................................................  $  164,485  $  410,413  $  211,025  $  252,815
Cost of goods sold...............................................     142,114     362,854     178,224     206,047
                                                                   ----------  ----------  ----------  ----------
  Gross profit...................................................      22,371      47,559      32,801      46,768
Selling, general and administrative..............................      11,632      14,223       6,591      10,575
Amortization of goodwill.........................................       1,124       1,556         721       1,005
                                                                   ----------  ----------  ----------  ----------
  Operating income...............................................       9,615      31,780      25,489      35,188
Interest income..................................................      --             349      --              38
Interest expense.................................................      (3,700)    (17,355)     (6,973)     (5,934)
Preferred stock dividends of subsidiary..........................      --          --          --            (319)
Other income (expense), net......................................         231          55         (62)         38
                                                                   ----------  ----------  ----------  ----------
  Income from continuing operations before income taxes..........       6,146      14,829      18,454      29,011
Provision for income taxes.......................................      (2,240)     (6,722)     (7,368)    (11,621)
                                                                   ----------  ----------  ----------  ----------
  Income from continuing operations..............................       3,906       8,107      11,086      17,390
(Loss) from discontinued operations..............................        (176)     --          --          --
                                                                   ----------  ----------  ----------  ----------
  Income before extraordinary (loss).............................       3,730       8,107      11,086      17,390
Extraordinary (loss) on early extinguishment of debt.............      --          (2,645)     --          --
                                                                   ----------  ----------  ----------  ----------
  Net income.....................................................  $    3,730  $    5,462  $   11,086  $   17,390
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share of common stock.............................                                      $     1.39
                                                                                                       ----------
                                                                                                       ----------

    The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

FOR THE YEARS ENDED APRIL 30, 1995 AND APRIL 28, 1996, FIVE MONTHS ENDED OCTOBER
                 1, 1996 AND SEVEN MONTHS ENDED APRIL 30, 1997

                                                                     SUPERIOR                   SUPERIOR
                                           DNE                  TELECOMMUNICATIONS               TELECOM
                                      SYSTEMS, INC.                    INC.                       INC.             CAPITAL
                                       COMMON STOCK                COMMON STOCK               COMMON STOCK        IN EXESS
                                 ------------------------  ----------------------------  -----------------------   OF PAR
                                   SHARES       AMOUNT         SHARES         AMOUNT       SHARES      AMOUNT       VALUE
                                 -----------  -----------  ---------------  -----------  ----------  -----------  ---------
Balance at May 1, 1994.........         750    $       1          1,000      $  --           --       $  --       $  47,700
DNE dividend...................                                                                                      (2,000)
Net income for the year ended
  April 30, 1995...............
                                      -----        -----         ------            ---   ----------       -----   ---------
    Balance at April 30, 1995..         750            1          1,000         --           --          --          45,700

Contribution from Alpine.......                                                                                         100
Transfer of Posterloid to
  Alpine.......................                                                                                      (3,546)
Foreign currency translation...
Net income for the year ended
  April 28, 1996...............
                                      -----        -----         ------            ---   ----------       -----   ---------
    Balance at April 28, 1996..         750            1          1,000         --           --          --          42,254

6% Cumulative Preferred Stock,
  $1,000 liquidation
  preference, issued by
  Superior Telecommunications
  Inc..........................                                                                                     (20,000)
Foreign currency translation...
Net income for the five months
  ended October 1, 1996........
                                      -----        -----         ------            ---   ----------       -----   ---------
    Balance at October 1,
  1996.........................         750            1          1,000         --           --          --          22,254

October 2, 1996 Reorganization
  (see Note 1).................        (750)          (1)        (1,000)        --        6,024,048          60      20,599
Dividends paid on common
  stock........................                                                                                    (117,129)
Initial public offering of
  common stock.................                                                           6,900,000          69     101,573
Purchase of treasury stock.....
Exchange of treasury stock for
  preferred stock of
  subsidiary...................
Employee stock purchase plan...                                                               2,488                      43
Foreign currency translation...
Net income for the seven months
  ended April 30, 1997.........
                                      -----        -----         ------            ---   ----------       -----   ---------
Balance at April 30, 1997......      --        $  --             --          $  --       12,926,536   $     129   $  27,340
                                      -----        -----         ------            ---   ----------       -----   ---------
                                      -----        -----         ------            ---   ----------       -----   ---------


                                                                    TREASURY
                                    FOREIGN                          STOCK
                                   CURRENCY      RETAINED    ----------------------
                                  TRANSLATION    EARNINGS     SHARES      AMOUNT       TOTAL
                                 -------------  -----------  ---------  -----------  ---------
Balance at May 1, 1994.........    $  --         $     423      --       $  --       $  48,124
DNE dividend...................                                                         (2,000)
Net income for the year ended
  April 30, 1995...............                      3,730                               3,730
                                      ------    -----------  ---------  -----------  ---------
    Balance at April 30, 1995..       --             4,153      --          --          49,854
Contribution from Alpine.......                                                            100
Transfer of Posterloid to
  Alpine.......................                                                         (3,546)
Foreign currency translation...         (214)                                             (214)
Net income for the year ended
  April 28, 1996...............                      5,462                               5,462
                                      ------    -----------  ---------  -----------  ---------
    Balance at April 28, 1996..         (214)        9,615      --          --          51,656
6% Cumulative Preferred Stock,
  $1,000 liquidation
  preference, issued by
  Superior Telecommunications
  Inc..........................                                                        (20,000)
Foreign currency translation...          111                                               111
Net income for the five months
  ended October 1, 1996........                     11,086                              11,086
                                      ------    -----------  ---------  -----------  ---------
    Balance at October 1,
  1996.........................         (103)       20,701      --          --          42,853
October 2, 1996 Reorganization
  (see Note 1).................          103       (20,701)     --          --              60
Dividends paid on common
  stock........................                                                       (117,129)
Initial public offering of
  common stock.................                                                        101,642
Purchase of treasury stock.....                               (450,000)     (8,055)     (8,055)
Exchange of treasury stock for
  preferred stock of
  subsidiary...................                                450,000       8,055       8,055
Employee stock purchase plan...                                                             43
Foreign currency translation...         (831)                                             (831)
Net income for the seven months
  ended April 30, 1997.........                     17,390                              17,390
                                      ------    -----------  ---------  -----------  ---------
Balance at April 30, 1997......    $    (831)    $  17,390      --       $  --       $  44,028
                                      ------    -----------  ---------  -----------  ---------
                                      ------    -----------  ---------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   YEAR ENDED        FIVE MONTHS  SEVEN MONTHS
                                                                             ----------------------     ENDED         ENDED
                                                                              APRIL 30,   APRIL 28,  OCTOBER 1,     APRIL 30,
                                                                                1995        1996        1996          1997
                                                                             -----------  ---------  -----------  -------------
                                                                              (NOTE 1)    (NOTE 1)    (NOTE 1)      (NOTE 1)
Cash flows from operating activities:
  Income before extraordinary loss.........................................   $   3,730   $   8,107   $  11,086     $  17,390
  Adjustments to reconcile net income before extraordinary loss to cash provided by operations:
    Depreciation and amortization..........................................       4,586       8,451       3,700         5,595
    Amortization of deferred financing costs...............................         253         360          20           589
    Provision for deferred taxes...........................................          90      (1,300)        342         1,077
    Change in assets and liabilities, net of effects from acquisition of business:
      Accounts receivable..................................................      (5,480)     (2,709)     (2,434)        8,024
      Inventories..........................................................      (3,303)        742      19,218       (17,754)
      Other current and noncurrent assets..................................        (145)        808         512           731
      Accounts payable and accrued expenses................................       7,713      11,309      (7,048)        9,473
      Other, net...........................................................      --           1,470        (310)          682
                                                                             -----------  ---------  -----------  -------------
Cash flows provided by operating activities................................       7,444      27,238      25,086        25,807
                                                                             -----------  ---------  -----------  -------------
                                                                             -----------  ---------  -----------  -------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired.......................................      --        (103,409)     --            --
  Capital expenditures.....................................................      (1,782)     (4,339)     (2,745)       (7,062)
  Acquisition of BICC assets...............................................      --          (5,447)     --            --
  Net proceeds from sale of assets.........................................      --          --          --             2,534
  Other....................................................................          43       1,419          35        --
                                                                             -----------  ---------  -----------  -------------
Cash flows used for investing activities...................................      (1,739)   (111,776)     (2,710)       (4,528)
                                                                             -----------  ---------  -----------  -------------
                                                                             -----------  ---------  -----------  -------------
Cash flows from financing activities:
  Net proceeds from sale of common stock...................................      --          --          --           101,642
  Borrowings (repayments) under revolving credit facilities, net...........      (1,181)    (17,623)     --           111,657
  Debt issuance costs......................................................      --          (3,365)     --            (4,122)
  Borrowings from (repayments to) Alpine, net..............................         141     112,571     (21,875)      (91,064)
  Dividends paid to Alpine.................................................      (2,000)     --          --          (117,129)
  Repayments of long-term borrowings.......................................      (3,439)   (148,237)       (218)       (2,171)
  Purchase of treasury stock...............................................      --          --          --            (8,055)
  Redemption of subsidiary preferred stock.................................      --          --          --           (11,300)
  Long-term borrowings, net................................................      --         141,170      --            --
  Other....................................................................         370         100      --              (319)
                                                                             -----------  ---------  -----------  -------------
Cash flows (used for) provided by financing activities.....................      (6,109)     84,616     (22,093)      (20,861)
                                                                             -----------  ---------  -----------  -------------

Net (decrease) increase in cash and cash equivalents.......................        (404)         78         283           418
Cash and cash equivalents at beginning of period...........................         677         273         351           634
                                                                             -----------  ---------  -----------  -------------
Cash and cash equivalents at end of period.................................   $     273   $     351   $     634     $   1,052
                                                                             -----------  ---------  -----------  -------------
                                                                             -----------  ---------  -----------  -------------

Supplemental disclosures:
  Cash paid for interest...................................................   $   4,709   $  18,620   $   7,610     $   5,086
                                                                             -----------  ---------  -----------  -------------
                                                                             -----------  ---------  -----------  -------------
  Cash paid for income taxes...............................................   $     228   $     237   $     569     $  13,251
                                                                             -----------  ---------  -----------  -------------
                                                                             -----------  ---------  -----------  -------------
Non-cash investing and financing activities:
  Exchange of common stock for subsidiary preferred stock:
    Preferred stock acquired                                                                                        $  (8,055)
                                                                                                                  -------------
                                                                                                                  -------------
    Treasury stock issued..................................................                                         $   8,055
                                                                                                                  -------------
                                                                                                                  -------------
  Acquisition of business:
    Assets, net of cash acquired...........................................               $ 126,127
    Liabilities assumed....................................................                 (22,718)
                                                                                          ---------
      Net cash paid........................................................               $ 103,409
                                                                                          ---------
                                                                                          ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REORGANIZATION

    Superior TeleCom Inc. ("Superior TeleCom" or the "Company") was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE") were contributed to the Company in exchange for 6,024,048 shares of the Company's common stock at $.01 par value. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility") (see Note 6), the net proceeds of which were used to repay the net amount of intercompany debt owed by Superior and DNE to Alpine of $87.9 million and to pay to Alpine $63.8 million of the aforementioned dividend.

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

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of Common Stock at $16.00 per share. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of Common Stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of the Superior Preferred Stock. On February 12, 1997, Superior redeemed at face value an additional $11.3 million principal amount of the Superior Preferred Stock. The remaining $0.6 million of Superior Preferred Stock held by Alpine at April 30, 1997 is included in other long-term liabilities in the accompanying consolidated balance sheets. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of the Company Common Stock, Alpine retained voting control over the Company, however, its ownership interest was reduced to 50.1%.

    DESCRIPTION OF BUSINESS

    Superior TeleCom manufactures and sells telecommunications wire and cable products through its subsidiary Superior and data communications and electronics products and systems through its subsidiary DNE. Superior is a major manufacturer of copper telecommunications wire and cable products for the local loop segment of the telecommunications network. DNE develops and manufactures data communications and other equipment, including multiplexers for defense, government and commercial applications and provides contract manufacturing services to the electronics industry.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BASIS OF PRESENTATION

    These financial statements present the balance sheet of the Company at April 30, 1997 and the related statement of operations, stockholders' equity and cash flows for the seven month period from October 2, 1996 (the date of the Reorganization) through April 30, 1997. For comparative purposes, the combined financial statements of the predecessor companies, Superior and DNE, have also been included herein for periods prior to the Reorganization. These financial statements consist of the combined balance sheet of Superior and DNE at April 28, 1996 and the combined statements of operations, stockholder's equity and cash flows of Superior and DNE for the twelve months ended April 30, 1995 and April 28, 1996 and the five month period from May 1, 1996 through October 1, 1996. For purposes of fiscal 1997 financial statement disclosures, the combined five month period ended October 1, 1996 and the consolidated seven month period ended April 30, 1997 have been aggregated for comparative purposes. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease terms. The estimated lives are as follows:

                                                   5-30
Buildings and improvements.......................  years
                                                   3-12
Machinery and equipment..........................  years

    Maintenance and repairs are charged to expense as incurred. Long term improvements are capitalized as additions to property, plant and equipment. Upon retirement, or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill at April 28, 1996 and April 30, 1997 was $3.1 million and $4.8 million, respectively. Alpine periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairments would be recognized in operating results if a permanent diminution in value occurred.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair value based method of accounting for employee stock options. Companies may elect, however, to adopt SFAS No. 123 through a pro forma disclosure option, while continuing to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the disclosure option, companies must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

    Under the SFAS No. 123 fair value method, compensation expense is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation expense is recognized only to the extent of the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

    The Company has elected to use the intrinsic value based method of compensation expense recognition under its stock option plan and to provide the required pro forma information required under SFAS No. 123 related to stock option grants.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of Superior TeleCom's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at fiscal year-end. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of stockholders' equity, net of income tax expense, and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the fiscal year. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

    INCOME PER SHARE

    Income per share of common stock for the seven months ended April 30, 1997 is computed based on the weighted average number of common and common equivalent shares outstanding for the period, subsequent to the Reorganization.

    CONCENTRATION OF CREDIT RISK

    Superior's revenues constitute 95% of total revenues for fiscal 1997. During fiscal 1995, 1996 and 1997 sales to the six regional Bell operating companies and the two major independent telephone companies represented 77%, 88% and 91% respectively, of Superior's net sales. At April 28, 1996 and April 30, 1997, accounts receivable from these customers amounted to $41.9 million and $43.0 million, respectively.

    INCOME TAXES

    Effective with the completion of the Offering, the Company is required to file a separate consolidated U.S. federal income tax return. Prior to the Offering, Superior and DNE filed a consolidated U.S. federal income tax return with Alpine and its other subsidiaries. However, income taxes for periods prior to the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Offering have been provided in the respective combined statements of operations as if Superior and DNE were separate taxable entities and filed separate U.S. federal income tax returns.

    USE OF ESTIMATES

    Superior TeleCom's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 and 1996 combined financial statements to conform with the 1997 presentation.

2. INVENTORIES

    At April 28, 1996 and April 30, 1997, inventories consist of the following:

                                                                            1996       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  11,086  $  10,352
Work in process.........................................................     13,216     10,556
Finished goods..........................................................     33,424     35,354
                                                                          ---------  ---------
                                                                          $  57,726  $  56,262
                                                                          ---------  ---------
                                                                          ---------  ---------

3. PROPERTY, PLANT AND EQUIPMENT

    At April 28, 1996 and April 30, 1997, property, plant and equipment consists of the following:

                                                                            1996       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Land....................................................................  $   2,965  $   3,065
Buildings and improvements..............................................     18,678     19,024
Machinery and equipment.................................................     67,276     74,342
                                                                          ---------  ---------
                                                                             88,919     96,431
Less accumulated depreciation...........................................     12,391     19,408
                                                                          ---------  ---------
                                                                          $  76,528  $  77,023
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation expense for the fiscal years 1995, 1996 and 1997 was $3.5 million, $6.7 million and $7.6 million, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

4. ALCATEL ACQUISITION

    On May 11, 1995 Superior completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. for $103.4 million.

    The Alcatel Acquisition was accounted for using the purchase method, and accordingly, the results of operations of the Alcatel Business are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The purchase price was allocated based on estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $17.2 million and is being amortized on a straight line basis over 30 years.

    The pro forma impact on results of operations, giving effect to the Alcatel Acquisition as if it occurred on May 1, 1995, is not materially different from the results of operations as reported for the year ended April 28, 1996.

5. ACCRUED EXPENSES

    At April 28, 1996 and April 30, 1997, accrued expenses consist of the following:

                                                                            1996       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accrued wages, salaries and employee benefits...........................  $   6,823  $   7,191
Other accrued expenses..................................................      5,622     10,338
                                                                          ---------  ---------
                                                                          $  12,445  $  17,529
                                                                          ---------  ---------
                                                                          ---------  ---------

6. DEBT

    At April 28, 1996 and April 30, 1997, long-term debt consists of the following:

                                                                           1996        1997
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Credit facility(a).....................................................  $  --      $  111,657
Lease finance obligations(b)...........................................      5,853       5,801
Mortgage loan(c).......................................................      4,996       3,834
Other..................................................................      1,175      --
                                                                         ---------  ----------
      Total debt.......................................................     12,024     121,292
Less current portion of long-term debt.................................        484         430
                                                                         ---------  ----------
                                                                         $  11,540  $  120,862
                                                                         ---------  ----------
                                                                         ---------  ----------

    At April 30, 1997, the fair value of Superior TeleCom's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates its recorded value.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

6. DEBT (CONTINUED)
    The aggregate principal maturities of long-term debt for the five years subsequent to April 30, 1997 are as follows:

FISCAL YEAR                                                     AMOUNT
-----------------------------------------------------------  -------------

                                                                  (IN
                                                              THOUSANDS)
1998.......................................................   $       430
1999.......................................................           461
2000.......................................................           496
2001.......................................................        12,190
2002.......................................................       102,646
Thereafter.................................................         5,069
                                                             -------------
                                                              $   121,292
                                                             -------------
                                                             -------------

        (a) Interest on the Credit Facility (see Note 1) is payable quarterly based on the base rate (prime) plus 0.5% or the Eurodollar rate plus 1.50%. The variable components of these rates are subject to periodic adjustment after October 1997 based on the ratio of debt to cash flow (as defined). The Credit Facility has a five-year term with a total commitment of $150.0 million, which is reduced by $25.0 million in October 1999 and October 2000. Loans under the Credit Facility are guaranteed by the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each of the Company's domestic subsidiaries.

        (b) The lease finance obligations result from the sale/leaseback of two properties which, because of the Company's continuing involvement in the form of repurchase options, have been recorded using the finance method. The lease finance obligations at April 30, 1997 consist of (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $801,000 related to the sale/ leaseback of a manufacturing facility previously owned by DNE. The term of the Superior leaseback is 20 years, with five additional option terms (at Superior's election) of five years each. Superior has a one time option to repurchase the property during the eleventh year of the lease. Superior's annual lease payments are $630,000, subject to adjustment. The term of the DNE leaseback is nine years, and annual lease payments are approximately $178,000, subject to adjustment. DNE has an option to repurchase the property during the fourth and fifth years of the lease term.

        (c) The mortgage loan is payable by DNE to the Connecticut Development Authority. The loan was repaid in full in June 1997.

    In fiscal 1996, Superior incurred a charge of $2.6 million for the early extinguishment of debt related to the refinancing of certain debt incurred for the Alcatel Acquisition.

7. INCOME PER SHARE

    Net income per share was determined by dividing net income by the applicable weighted average common and common equivalent shares outstanding. Stock options are considered to be common stock equivalents. The number of shares used in computing net income per share was 12,472,326 for the seven months ended April 30, 1997.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

7. INCOME PER SHARE (CONTINUED)
revises the current EPS methodology, retroactively, and will be effective for the Company beginning with its quarter ended January 31, 1998. Had SFAS No. 128 been implemented as of April 30, 1997, the reported EPS as of April 30, 1997 would not be materially different.

8. STOCK BASED COMPENSATION PLANS

    In conjunction with the Reorganization on October 2, 1996, the Company established the Superior TeleCom Inc. 1996 Stock Option Plan (the "Plan") which has 1,250,000 shares of common stock reserved for issuance. There were 502,250 shares of common stock available under the Plan for granting of options at April 30, 1997. Participation in the Plan is limited generally to key employees and directors of the Company. The Plan provides for grants of incentive and non-incentive stock options. Under the Plan, options are not exercisable in the first year nor after ten years from the date of grant.

    On October 10, 1996, the Company established the Superior TeleCom Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the fair market value on the day immediately prior to the first day of a calendar quarter or on the last day of a calendar quarter. There are 250,000 shares of Superior TeleCom common stock reserved under the ESPP, of which 2,488 were issued to employees during fiscal 1997.

    Statement No. 123, "Accounting for Stock-Based Compensation" was recently issued by the FASB and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation plans (including options issued under the Plan and the ESPP). Had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, Superior TeleCom's net income and net income per share of common stock for the seven months ended April 30, 1997 would approximate the pro forma amounts below:

                                                  AS REPORTED   PRO FORMA
                                                  -----------  -----------
                                                       (IN THOUSANDS,
                                                   EXCEPT PER SHARE DATA)
Net income......................................   $  17,390    $  16,281
                                                  -----------  -----------
                                                  -----------  -----------
Net income per share of common stock............   $    1.39    $    1.32
                                                  -----------  -----------
                                                  -----------  -----------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. STOCK BASED COMPENSATION PLANS (CONTINUED)

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997: dividend yield of 0%, expected volatility of 44%,risk-free interest rate of 6.42%, and expected life of 5 years. The weighted average per share fair value of options granted during fiscal 1997 was $7.69.

    The Black-Sholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for fiscal 1997:

                                                                                  WEIGHTED-
                                                                                   AVERAGE
                                                                     SHARES       EXERCISE
                                                                   OUTSTANDING      PRICE
                                                                   -----------  -------------
Outstanding at April 28, 1996....................................      --         $  --
  Exercised......................................................      --            --
  Canceled.......................................................      --            --
  Granted........................................................     747,750         16.06
                                                                   -----------       ------
Outstanding at April 30, 1997....................................     747,750     $   16.06
                                                                   -----------       ------
                                                                   -----------       ------

    Information with respect to stock-based compensation plan stock options outstanding at April 30, 1997 is as follows:

                    OPTIONS OUTSTANDING
------------------------------------------------------------
                                 WEIGHTED-
               NUMBER             AVERAGE         WEIGHTED-
             OUTSTANDING         REMAINING         AVERAGE
EXERCISE    AT APRIL 30,        CONTRACTUAL       EXERCISE
 PRICES         1997               LIFE             PRICE
---------  ---------------  -------------------  -----------
$   16.00       710,000               9.46years   $   16.00
$   17.25        37,750               9.66            17.25
                -------
                747,750               9.47        $   16.06
                -------
                -------

    No options granted are exercisable as of April 30, 1997.

9. POSTRETIREMENT HEALTH CARE BENEFITS

    Superior provides for postretirement employee health care benefits for certain employees. The policy provides each employee and spouse, upon reaching normal or early retirement and upon achieving certain minimum service requirements, a fixed monthly benefit for the purchase of Superior-sponsored health care

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

9. POSTRETIREMENT HEALTH CARE BENEFITS (CONTINUED) insurance. The amount of the fixed monthly benefit will not be increased in the future, notwithstanding medical-based inflation cost increases.

    The accumulated postretirement health care benefit obligation, which is included in long-term liabilities in the accompanying balance sheets, consisted of the following at April 28, 1996 and April 30, 1997:

                                                                               1996       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Retirees...................................................................  $     427  $     327
Fully eligible active plan participants....................................        284        306
Other active plan participants.............................................        571        632
                                                                             ---------  ---------
                                                                                 1,282      1,265
Unrealized net gain from past experience
  and change in assumptions................................................        211        178
                                                                             ---------  ---------
                                                                             $   1,493  $   1,443
                                                                             ---------  ---------
                                                                             ---------  ---------

    Net periodic postretirement benefit cost includes the following components for fiscal years 1995, 1996 and 1997:

                                                                          1995       1996       1997
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Service cost for benefits earned......................................  $      45  $      45  $      43
Interest cost on accumulated
  postretirement benefit obligation...................................        118        117         96
                                                                        ---------  ---------  ---------
                                                                        $     163  $     162  $     139
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    An increase in the health care cost trend assumptions would not change the annual expense or obligation amounts as the employer cost is effectively capped.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for fiscal 1995 and 7.75 % for fiscal 1996 and 1997.

10. DEFINED CONTRIBUTION RETIREMENT PLANS

    The Company sponsors several defined contribution plans covering substantially all U.S. employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1995, 1996 and 1997 were $396,000, $403,000 and $485,000, respectively.

11. DEFINED BENEFIT RETIREMENT PLANS

    Certain employees of Superior participate in defined benefit retirement plans. These plans generally provide for payment of benefits, commencing at retirement between the ages of 55 and 65, based on the employee's length of service and earnings.

    Superior sponsors a defined benefit pension plan for employees of its Canadian manufacturing facility. Benefits under the plan are based on length of service. Plan assets at April 28, 1996 and April 30,

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

11. DEFINED BENEFIT RETIREMENT PLANS (CONTINUED)
1997 totaled $2.3 million and $2.8 million, respectively, and projected benefit obligations for service to date for the plan totaled $2.3 million and $2.6 million at April 28, 1996 and April 30, 1997, respectively. Net periodic pension costs are not material to the consolidated financial statements.

    The actuarial present value of the projected benefit obligation at April 28, 1996 and April 30, 1997 was determined using a weighted average discount rate of 8.0%. The expected long-term rate of return on plan assets was 8.0% at April 28, 1996 and April 30, 1997. Plan assets are invested in cash, short-term investments, equities and fixed income instruments.

12. INCOME TAXES

    For U.S. federal income tax purposes, Superior's and DNE's combined taxable income for fiscal 1995 and 1996 and for the five months ended October 1, 1996 (the date of the Reorganization) was included as part of the Alpine consolidated U.S. federal return. Superior and DNE did file separate state income tax returns during such periods. For financial reporting purposes, Superior and DNE's provision for income taxes was determined on a stand-alone basis, as if they filed a separate U.S. federal return, with any current U.S. federal income taxes due being reflected as a payable to Alpine. The Company began to file a separate consolidated U.S. federal income tax return for the seven months ended April 30, 1997.

    The Company's provision for income tax expense (benefit) for fiscal years 1995, 1996 and 1997 is as follows:

                                                                    1995       1996       1997
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Current:
  Federal.......................................................  $   1,830  $   7,131  $  15,121
  State.........................................................        320        891      2,128
  Foreign.......................................................     --         --            321
                                                                  ---------  ---------  ---------
                                                                      2,150      8,022     17,570
                                                                  ---------  ---------  ---------
Deferred:
  Federal.......................................................         78     (1,160)        72
  State.........................................................         12       (140)         4
  Foreign.......................................................     --         --          1,343
                                                                  ---------  ---------  ---------
                                                                         90     (1,300)     1,419
                                                                  ---------  ---------  ---------
                                                                  $   2,240  $   6,722  $  18,989
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal years 1995, 1996 and 1997 because of the effect of the following items:

                                                                    1995       1996       1997
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Continuing operations:
  Expected income tax expense at U.S. federal statutory tax
    rate........................................................  $   2,089  $   5,042  $  16,613
  Non deductible goodwill amortization..........................        382        382        382
  State income tax expense, net of U.S. federal tax benefit.....        219        496      1,386
  Taxes on foreign income at rates which differs from the U.S.
    federal statutory tax rate..................................     --         --            343
  Other, net....................................................       (450)       802        265
                                                                  ---------  ---------  ---------
Provision for income taxes from continuing operations...........  $   2,240  $   6,722  $  18,989
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax basis are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated to offset the reversal of certain temporary differences, the Company believes that it is more likely than not that all of the net deferred tax assets at April 30, 1997 will be realized.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
    Items that result in deferred tax assets and liabilities at April 28, 1996 and April 30, 1997 are as follows:

                                                                               1996       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred tax assets:
  Sale/leaseback...........................................................  $   1,735  $   1,930
  Accruals not currently deductible for tax................................      2,162      2,201
  Inventory reserves.......................................................      1,634      2,730
  Net operating loss carryforwards.........................................        550     --
  Other....................................................................        400        171
                                                                             ---------  ---------
    Total deferred tax assets..............................................      6,481      7,032
Less valuation allowance...................................................       (963)    (1,100)
                                                                             ---------  ---------
    Net deferred tax assets................................................      5,518      5,932
                                                                             ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization............................................      8,753     10,683
  Other....................................................................        400        591
                                                                             ---------  ---------
    Total deferred tax liabilities.........................................      9,153     11,274
                                                                             ---------  ---------
    Net deferred income tax liability......................................  $   3,635  $   5,342
                                                                             ---------  ---------
                                                                             ---------  ---------

13. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and non-cancelable operating leases was $555,000, $668,000 and $880,000 for the years ended April 30, 1995, April 28,
1996 and April 30, 1997, respectively.

    At April 30, 1997, future minimum lease payments under non-cancelable operating leases are as follows:

                                                              REAL AND
FISCAL YEAR:                                              PERSONAL PROPERTY
--------------------------------------------------------  -----------------

                                                           (IN THOUSANDS)
1998....................................................      $     775
1999....................................................            747
2000....................................................            727
2001....................................................            634
2002....................................................            146
Thereafter..............................................            235
                                                                 ------
                                                              $   3,264
                                                                 ------
                                                                 ------

    Approximately 27% of Superior TeleCom's total labor force is covered by collective bargaining agreements.

    The Company is self-insured for workers' compensation, general liability and auto liability up to predetermined deductible levels above which third party insurance applies. The Company accrues for

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) claim exposures which are probable of occurrence and can be reasonably estimated; and does not deem its deductible exposure to be a material risk.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse affect upon the Company's financial position, liquidity or results of operations.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants of Alpine, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control of Alpine, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus, and the continuation for stipulated periods of other benefits, as defined.

14. RELATED PARTY TRANSACTIONS

    In connection with the Reorganization, the Company entered into an agreement (the "Services Agreement") with Alpine. Pursuant to the Services Agreement, Alpine agreed to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to Superior TeleCom in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Such annual fee initially was set at the rate of $925,000 per year. Under the Services Agreement, Superior TeleCom paid Alpine $623,000 during the seven month period ended April 30, 1997. As of May 1, 1997, the Services Agreement was amended to increase such annual fee to $2.7 million per year, which is estimated to reflect commercially reasonable costs for the services provided.

    The balance due to Alpine reflected in current liabilities in the accompanying consolidated balance sheet at April 30, 1997 primarily represents amounts due under the tax sharing agreement in place prior to the Reorganization (see Note 12). The balance due to Alpine and affiliate at April 28, 1996 primarily represents intercompany debt due to Alpine under credit facilities in place prior to the Reorganization (see Note 1), as well as, amounts due under the aforementioned tax sharing agreement.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

15. SEGMENT INFORMATION

    The Company conducts business in two segments: telecommunications wire and cable products (through Superior, acquired in November 1993, and the Alcatel Business, acquired in May 1995), and data communications and electronics (through DNE).

    The following provides financial information about each business segment:

                                                                    YEAR ENDED APRIL
                                                           ----------------------------------
                                                              1995        1996        1997
                                                           ----------  ----------  ----------

                                                                     (IN THOUSANDS)
Net sales(a):
  Telecommunications wire and cable......................  $  136,578  $  384,237  $  442,486
  Data communications and electronics....................      27,907      26,176      21,354
                                                           ----------  ----------  ----------
                                                           $  164,485  $  410,413  $  463,840
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating income (loss):
  Telecommunications wire and cable......................  $    8,016  $   29,741  $   62,779
  Data communications and electronics....................       1,599       2,039        (444)
  Corporate..............................................      --          --          (1,658)
                                                           ----------  ----------  ----------
                                                           $    9,615  $   31,780  $   60,677
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Identifiable assets at year-end:
  Telecommunications wire and cable......................  $   98,497  $  226,045  $  225,286
  Data communications and electronics....................      16,836      18,020      14,425
  Corporate..............................................      --          --          (1,603)
                                                           ----------  ----------  ----------
                                                           $  115,333  $  244,065  $  238,108
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Depreciation and amortization expense:
  Telecommunications wire and cable......................  $    3,714  $    7,719  $    8,595
  Data communications and electronics....................         872         732         700
                                                           ----------  ----------  ----------
                                                           $    4,586  $    8,451  $    9,295
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Capital expenditures:
  Telecommunications wire and cable(b)...................  $    1,388  $    9,337  $    9,294
  Data communications and electronics....................         394         449         513
                                                           ----------  ----------  ----------
                                                           $    1,782  $    9,786  $    9,807
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

        (a) (i) Two customers in the telecommunications wire and cable segment accounted for 30% and 16%, of net sales in fiscal 1995; five customers accounted for 22%, 17%, 16%, 13% and 13% of net sales in fiscal 1996; and five customers accounted for 19%, 17%, 16%, 14% and 14% of net sales in fiscal 1997.

         (ii) The data communications and electronics segment has historically been dependent on government funding of programs in which it participates. Significant changes in the levels of funding for such programs could have a material adverse effect on the segment. Sales to agencies of the U.S. government were 82.3%, 66.4% and
              64.6 % of net sales of this segment for fiscal 1995, 1996 and 1997, respectively.

        (b) During fiscal 1996, Superior acquired certain Canadian assets of BICC Phillips, Inc. for $5.4 million, which is reflected in capital expenditures.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following quarterly financial information represents the operating results of Superior and DNE through October 1, 1996 (the date of Reorganization) combined with the consolidated operating results of the Company for the seven months ended April 30, 1997 (see Note 1). Net income per share of common stock is provided for the two full quarters, subsequent to the Reorganization, ended January 31, 1997 and April 30, 1997.

                                                                        FISCAL 1996 QUARTER ENDED
                                                       -----------------------------------------------------------
                                                        JULY 31   OCTOBER 31   JANUARY 31    APRIL 28      YEAR
                                                       ---------  -----------  -----------  ----------  ----------

                                                                             (IN THOUSANDS)
Net sales............................................  $  99,324   $ 109,076    $  91,185   $  110,828  $  410,413
Gross profit.........................................      9,503      11,040       10,901       16,115      47,559
Operating income.....................................      5,830       7,262        7,020       11,668      31,780
Income before extraordinary item.....................      1,674       1,571        1,617        3,245       8,107
Income (loss) from extraordinary item................     (2,811)        166       --           --          (2,645)
                                                       ---------  -----------  -----------  ----------  ----------
Net income (loss)....................................  $  (1,137)  $   1,737    $   1,617   $    3,245  $    5,462
                                                       ---------  -----------  -----------  ----------  ----------
                                                       ---------  -----------  -----------  ----------  ----------

                                                                       FISCAL 1997 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                             (IN THOUSANDS)
Net sales...........................................  $  123,824   $ 122,926    $  97,391   $  119,699  $  463,840
Gross profit........................................      18,377      20,585       17,427       23,180      79,569
Operating income....................................      14,057      15,651       12,947       18,022      60,677
                                                      ----------  -----------  -----------  ----------  ----------
Net income..........................................  $    5,968   $   6,947    $   6,132   $    9,429  $   28,476
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income per share of common stock................                            $    0.47   $     0.72
                                                                               -----------  ----------
                                                                               -----------  ----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 1997

                                SUPERIOR TELECOM INC.

                                BY:  /S/ STEVEN S. ELBAUM
                                     -----------------------------------------
                                     Steven S. Elbaum
                                     Chairman of the Board, President
                                     and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
/s/ STEVEN S. ELBAUM              President, Chief
------------------------------    Executive Officer and         July 29, 1997
Steven S. Elbaum                  Director (principal
                                  executive officer)

                                Chief Financial Officer and
/s/ DAVID S. ALDRIDGE             Treasurer (principal
------------------------------    financial and accounting      July 29, 1997
David S. Aldridge                 officer)

/s/ EUGENE P. CONNELL           Director
------------------------------                                  July 29, 1997
Eugene P. Connell

/s/ ROBERT J. LEVENSON          Director
------------------------------                                  July 29, 1997
Robert J. Levenson

/s/ CHARLES Y.C. TSE            Director
------------------------------                                  July 29, 1997
Charles Y.c. Tse

/s/ BRAGI F. SCHUT              Director
------------------------------                                  July 29, 1997
Bragi F. Schut