Form 10-Q
period 1997-07-31
SUPERIOR TELECOM INC
filed 1997-09-12
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 Days. Yes X No _

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           Class               Outstanding at September 12,
---------------------------                1997
Common Stock, $.10 Par Value  ------------------------------
                                        12,928,982

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                           APRIL 30,    JULY 31,
                                                                                              1997        1997
                                                                                           ----------  -----------
                                                                                                       (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $    1,052   $     881
  Accounts receivable (less allowance for doubtful accounts of:
    April, $174; July $179)..............................................................      48,099      57,406
  Inventories............................................................................      56,262      52,627
  Other current assets...................................................................       4,554       4,897
                                                                                           ----------  -----------
      Total current assets...............................................................     109,967     115,811
Property, plant and equipment, net.......................................................      77,023      74,860
Long-term investments and other assets...................................................       4,666       4,381
Goodwill (less accumulated amortization:April, $4,826; July, $5,287).....................      46,452      46,103
                                                                                           ----------  -----------
        Total assets.....................................................................  $  238,108   $ 241,155
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   43,594   $  49,218
  Accrued expenses.......................................................................      18,326      18,964
  Current portion of long-term debt......................................................         430         129
                                                                                           ----------  -----------
      Total current liabilities..........................................................      62,350      68,311
Long-term debt, less current portion.....................................................     120,862     105,939
Other long-term liabilities..............................................................      10,868      12,907
                                                                                           ----------  -----------
        Total liabilities................................................................     194,080     187,157
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; issued: April, 12,926,536
    shares; July, 12,928,982 shares......................................................         129         129
  Capital in excess of par value.........................................................      27,340      27,383
  Cumulative translation adjustment......................................................        (831)       (632)
  Retained earnings......................................................................      17,390      27,118
                                                                                           ----------  -----------
      Total stockholders' equity.........................................................      44,028      53,998
                                                                                           ----------  -----------
        Total liabilities and stockholders' equity.......................................  $  238,108   $ 241,155
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                             (NOTE 1)
Net sales.................................................................................  $  123,824  $  131,233
Cost of goods sold........................................................................     105,447     106,891
                                                                                            ----------  ----------
  Gross profit............................................................................      18,377      24,342
Selling, general and administrative expense...............................................       3,888       5,371
Amortization of goodwill..................................................................         432         430
                                                                                            ----------  ----------
  Operating income........................................................................      14,057      18,541
Interest (expense)........................................................................      (4,258)     (2,440)
Other income (expense), net...............................................................         (53)         63
                                                                                            ----------  ----------
  Income before income taxes..............................................................       9,746      16,164
Provision for income taxes................................................................       3,778       6,436
                                                                                            ----------  ----------
  Net income..............................................................................  $    5,968  $    9,728
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Net income per share of common stock....................................................              $     0.74
                                                                                                        ----------
                                                                                                        ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED JULY 31, 1997
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             COMMON STOCK           CAPITAL       FOREIGN
                                                       -------------------------   IN EXCESS     CURRENCY     RETAINED
                                                          SHARES       AMOUNT       OF PAR      TRANSLATION   EARNINGS     TOTAL
                                                       ------------  -----------  -----------  -------------  ---------  ---------
Balance at April 30, 1997............................    12,926,536   $     129    $  27,340     $    (831)   $  17,390  $  44,028
Foreign currency translation.........................                                                  199                     199
Employee stock purchase plan.........................         2,446                       43                                    43
Net income for the three months ended July 31,
  1997...............................................                                                             9,728      9,728
                                                       ------------       -----   -----------        -----    ---------  ---------
Balance at July 31, 1997.............................    12,928,982   $     129    $  27,383     $    (632)   $  27,118  $  53,998
                                                       ------------       -----   -----------        -----    ---------  ---------
                                                       ------------       -----   -----------        -----    ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                     JULY 31,
                                                                                               --------------------
                                                                                                 1996       1997
                                                                                               ---------  ---------
                                                                                               (NOTE 1)
Cash flows from operating activities:
  Net income.................................................................................  $   5,968  $   9,728
  Adjustments to reconcile net income to cash provided by operations:
    Depreciation and amortization............................................................      2,251      2,425
    Amortization of deferred financing costs.................................................         12        261
    Accretion of deferred gain...............................................................     --            (16)
  Change in assets and liabilities:
    Accounts receivable......................................................................        466     (9,307)
    Inventories..............................................................................      9,989      3,635
    Other current and noncurrent assets......................................................        112       (319)
    Accounts payable and accrued expenses....................................................     (6,573)     6,512
    Other liabilities........................................................................         67        183
    Other, net...............................................................................     --             54
                                                                                               ---------  ---------
Cash flows provided by operating activities..................................................     12,292     13,156
                                                                                               ---------  ---------
Cash flows from investing activities:
  Capital expenditures.......................................................................     (1,511)    (2,521)
  Net proceeds from sale of assets...........................................................     --          4,375
  Other......................................................................................        (84)    --
                                                                                               ---------  ---------
Cash flows (used for) provided by investing activities.......................................     (1,595)     1,854
                                                                                               ---------  ---------
Cash flows from financing activities:
  Repayments under revolving credit facilities, net..........................................     --        (11,359)
  Repayments to Alpine, net..................................................................    (10,961)    --
  Repayments of long-term borrowings.........................................................       (207)    (3,865)
  Other......................................................................................         22         43
                                                                                               ---------  ---------
Cash flows used for financing activities.....................................................    (11,146)   (15,181)
                                                                                               ---------  ---------
Net decrease in cash and cash equivalents....................................................       (449)      (171)
Cash and cash equivalents at beginning of period.............................................        588      1,052
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $     139  $     881
                                                                                               ---------  ---------
Supplemental disclosures:
  Cash paid for interest.....................................................................  $   4,258  $   2,359
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Cash paid for income taxes.................................................................  $     418  $   4,235
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JULY 31, 1997
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

    Superior TeleCom Inc. ("Superior TeleCom" or the "Company") was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE") were contributed to the Company. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), with a liquidation preference of $1,000 per share and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility"), the net proceeds of which were used to repay the intercompany debt of $87.9 million owed by Superior and DNE to Alpine and to pay to Alpine $63.8 million of the aforementioned dividend.

OFFERING

    In October 1996, the Company sold 6,000,000 shares of its common stock (the "Common Stock") through an initial public offering (the "Offering"). The Company used the net proceeds of approximately $88.3 million to repay $34.4 million under the Credit Facility and to pay to Alpine the remaining balance of the aforementioned dividend declared by Superior and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of Common Stock. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of Common Stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of the Superior Preferred Stock. On February 12, 1997, Superior redeemed at face value an additional $11.3 million principal amount of the Superior Preferred Stock. The remaining $0.6 million of Superior Preferred Stock held by Alpine at April 30, 1997 and July 31, 1997 is included in other long-term liabilities in the accompanying consolidated balance sheets. After completion of these transactions, Alpine still retained voting control over the Company; however, its ownership interest has been reduced to 50.1%.

BASIS OF PRESENTATION

    These financial statements present the balance sheet of the Company at April 30, 1997 and July 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the three months ended July 31, 1997. For comparative purposes, the combined statements of operations and cash flows for the three months ended July 31, 1996 of the predecessor companies, Superior and DNE, have been included herein.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JULY 31, 1997
                                  (UNAUDITED)

2. INVENTORIES

    The components of inventories are:

                                                                          APRIL 30,  JULY 31,
                                                                            1997       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  10,352  $  11,239
Work in process.........................................................     10,556     10,083
Finished goods..........................................................     35,354     31,305
                                                                          ---------  ---------
                                                                          $  56,262  $  52,627
                                                                          ---------  ---------
                                                                          ---------  ---------

3. NET INCOME PER SHARE

    Net income per share is determined by dividing net income by the applicable weighted average common and common equivalent shares outstanding. Stock options are considered to be common stock equivalents The number of shares used in computing net income per share for the three months ended July 31, 1997 was 13,198,557.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its two subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"), is engaged in the manufacture and sale of (i) copper wire and cable for the telecommunications industry and (ii) data communication and other electronic products and systems for defense, governmental and commercial applications.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following comparative table includes unaudited operating statement data for the Company on an industry segment basis. Such data is presented on an historical basis for the three months ended July 31, 1997 and on a pro forma basis for the three months ended July 31, 1996. Management believes the pro forma data presented herein for the quarter ended July 31, 1996 provides comparability among historical periods and facilitates an analysis of trends in the Company's operations and profitability. Such pro forma data includes (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company and (ii) pro forma adjustments to selling, general and administrative expense, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the accompanying unaudited consolidated financial statements), as if such transactions had occurred on May 1, 1996. Such pro forma adjustments are more fully described in the footnotes accompanying the following comparative table.

                                                                   THREE MONTHS ENDED JULY
                                                                             31,
                                                                   ------------------------
                                                                      1996         1997
                                                                   -----------  -----------

                                                                   (PRO FORMA)  (HISTORICAL)
Net sales:
  Telecommunications wire and cable..............................   $ 117,969    $ 126,720
  Data communications and electronics............................       5,855        4,513
                                                                   -----------  -----------
      Consolidated...............................................     123,824      131,233

Gross profit:
  Telecommunications wire and cable..............................   $  16,859    $  23,035
  Data communications and electronics............................       1,518        1,307
                                                                   -----------  -----------
      Consolidated...............................................      18,377       24,342

Gross profit percentage:
  Telecommunications wire and cable..............................        14.3%        18.2%
  Data communications and electronics............................        25.9%        29.0%
                                                                   -----------  -----------
      Consolidated...............................................        14.8%        18.5%

Selling, general and administrative expense:
  Telecommunications wire and cable..............................   $   2,322    $   3,151
  Data communications and electronics............................       1,566        1,371
  Corporate (1)..................................................         500          849
                                                                   -----------  -----------
      Consolidated...............................................       4,388        5,371

Amortization of goodwill:
  Telecommunications wire and cable..............................         432          430
                                                                   -----------  -----------

                                                                   THREE MONTHS ENDED JULY
                                                                             31,
                                                                   ------------------------
                                                                      1996         1997
                                                                   -----------  -----------
                                                                   (PRO FORMA)  (HISTORICAL)
Operating income (loss):
  Telecommunications wire and cable..............................   $  14,105    $  19,454
  Data communications and electronics............................         (48)         (64)
  Corporate......................................................        (500)        (849)
                                                                   -----------  -----------
      Consolidated...............................................      13,557       18,541

Interest expense, net(2).........................................      (2,540)      (2,431)
Minority interest(3).............................................        (179)          (9)
Other income (expense), net......................................         (53)          63
                                                                   -----------  -----------
      Income before income taxes.................................      10,785       16,164
Provision for income taxes(4)....................................      (4,385)      (6,436)
      Net income.................................................   $   6,400    $   9,728
                                                                   -----------  -----------
                                                                   -----------  -----------
Net income per share of common stock(5)..........................   $    0.50    $    0.74
                                                                   -----------  -----------
                                                                   -----------  -----------

NOTES TO UNAUDITED PRO FORMA OPERATING DATA FOR THE THREE MONTHS ENDED JULY 31,
  1996:

(1) Reflects estimated additional general and administrative expenses associated with the Company's status as an independent public company of $2.0 million on an annualized basis prior to the Offering.

(2) Reflects the Company's estimated interest expense prior to the Offering assuming a balance outstanding under the Credit Facility of $115.0 million.

(3) Reflects dividends on $11.9 million (face amount) of Superior Preferred Stock outstanding subsequent to the Reorganization and Offering (see Note 1 to the accompanying unaudited consolidated financial statements).

(4) Income tax expense has been adjusted for periods prior to the Offering to reflect estimated tax expense as if the Company had filed a separate federal income tax return.

(5) Income per share of Common Stock has been calculated based upon 12,924,048 shares outstanding, which assumes completion of the Offering (see Note 1 to the accompanying unaudited consolidated financial statements).

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

                                                               THREE MONTHS ENDED JULY
                                                                         31,
                                                              --------------------------
                                                                  1996          1997
                                                              ------------  ------------

                                                                (DOLLARS IN THOUSANDS)
Net sales...................................................  $    111,507  $    123,344
Gross profit................................................        16,859        23,035
Gross profit percentage.....................................          15.1%         18.7%

SUPERIOR--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended July 1997 were $126.7 million, representing an increase of $8.8 million, or 7.4%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper cost of $1.00 per pound, the comparative increase in net sales was $11.8 million, or 10.6% (see "Supplemental Data for the Superior Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). The increase in net sales for the quarter ended July 1997 resulted primarily from increased demand for copper wire and cable products due to continuing growth in new copper-based telephone access lines and an increase in maintenance spending by several of Superior's major telephone company customers. Also contributing to the growth in net sales was an increase in shipments pursuant to a new multi-year supply agreement entered into during the early portion of fiscal 1997. In order to keep pace with the growth in demand and increased market share, Superior has increased its annual production capacity (measured in billions of conductor feet or "bcf") to approximately 99 bcf and plans to continue to increase its bcf production capacity as required to meet additional anticipated demand and market share growth.

    Superior's gross profit increased by $6.2 million, or 36.6%, to $23.0 million for the quarter ended July 1997 as compared to the same period in the prior fiscal year. Superior's gross profit percentage, based on actual net sales, was 18.2% for the quarter ended July 1997, as compared to 14.3% for the quarter ended July 1996. Adjusted to a constant copper cost of $1.00 per pound, the gross profit percentage increased to 18.7% for the quarter ended July 1997 compared to 15.1% for the quarter ended July 1996. The comparative increase in Superior's gross profit percentage was attributable to a combination of factors, including (i) manufacturing cost reductions resulting from production efficiencies, (ii) improved cost absorption resulting from higher sales volume,
(iii) generally higher comparative market prices and (iv) the impact of product and customer mix.

    Superior's SG&A expense for the quarter ended July 1997 was $3.2 million, representing an increase of $0.8 million, or 35.7%, as compared to SG&A expense of $2.3 million for the same period in the prior fiscal year. The increase in SG&A expense for the quarter ended July 1997 was attributable to costs associated with the incremental staff required to support the increased level of sales activity and the expansion of product development activities which included the establishment and staffing of a product development facility during the fourth quarter of fiscal 1997.

    Superior's operating income for the quarter ended July 1997 was $19.5 million, representing an increase of $5.3 million, or 37.9%, as compared to the quarter ended July 1996. The substantial comparative increase in operating income resulted from higher net sales and the improvement in gross profit percentage.

DNE--RESULTS OF OPERATIONS

    During the quarter ended July 1997, DNE net sales declined by $1.3 million, or 22.9%, as compared to the corresponding period of fiscal 1997. This reduction in net sales was primarily attributable to a decline in DNE's contract manufacturing activities, offset partially by an increase in government related revenues. The decline in contract manufacturing activities resulted from an overall softness in the semiconductor equipment manufacturing sector and the comparative reduction in deliveries associated with a major commercial contract which is now substantially complete.

    As a result of the increased percentage of net sales attributable to higher margin government related revenues, DNE's gross margin increased to 29.0% during the quarter ended July 1997, as compared to 25.9% during the quarter ended July 1996. Further, DNE successfully reduced comparative SG&A expenses by $0.2 million, or 12.5%, in the quarter ended July 1997, representing the impact of a recent operational reorganization and cost reduction initiatives. Due to the decline in net sales, partially offset by an improvement in DNE's gross profit percentage and a reduction in SG&A expense, DNE recorded an operating loss of $0.1 million in the quarter ended July 1997 which was comparable to its operating loss in the comparative quarter of the prior fiscal year.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in sales of Superior's telecommunications wire and cable products during the quarter ended July 1997 resulted in comparative consolidated net sales increasing by 6.0% to $131.2 million (adjusted to a constant copper cost of $1.00 per pound this comparative increase in net sales amounted to $10.5 million, or 8.9%) as compared to net sales for the quarter ended July 1996. The increase in net sales along with an increase in gross profit percentage, gave rise to a consolidated increase in gross profit of $6.0 million, or 32.5%, for the quarter ended July 1997 as compared to the corresponding period in the prior fiscal year.

    Consolidated SG&A expense for the quarter ended July 1997 was $5.4 million, reflecting an increase of $1.0 million, or 22.4%, as compared to pro forma SG&A expense for the quarter ended July 1996. The increase was attributable to a $0.8 million increase in SG&A expense at Superior and a $0.3 million increase in corporate SG&A expense resulting primarily from an increase in amounts charged to the Company for certain corporate services pursuant to a Services Agreement with Alpine.

    Consolidated operating income increased 36.8% to $18.5 million for the quarter ended July 1997 as compared to pro forma operating income for the quarter ended July 1996. The increase resulted from an increase in consolidated gross profit, partially offset by the aforementioned increase in consolidated SG&A expense.

    Consolidated interest expense for the quarter ended July 1997 was $2.4 million, or $0.1 million less than pro forma interest expense for the comparable period of fiscal 1996. The average balance outstanding under the Company's Credit Facility for the quarter ended July 1997 was $106.0 million, as compared to $115.0 million for the quarter ended July 31, 1996 (see Note 2 to the "unaudited pro forma operating data" included elsewhere herein).

    Pro forma consolidated income tax expense for the quarter ended July 31, 1996 was calculated assuming that the Company filed a combined U.S. Federal tax return, reflecting the combined operations of Superior and DNE (see Note 4 to the "unaudited pro forma operating data" included elsewhere herein). As a result, consolidated income tax expense reflects an effective tax rate of 39.8% for the quarter ended July 1997 and 40.7% for the quarter ended July 1996.

    Consolidated net income for the quarter ended July 1997 was $9.7 million, or $0.74 per share, representing an increase of $3.3 million, or 52%, over pro forma net income of $6.4 million, or $0.50 per share for the quarter ended July 1996. This increase in net income was primarily the result of the increase in operating income which is more fully described above.

       SUPPLEMENTAL COMMENTS ON COMPARATIVE ACTUAL RESULTS OF OPERATIONS

    The following includes a supplemental discussion addressing the comparison of actual results for the Company for the three months ended July 31, 1997 as compared to actual (rather than pro forma) results of the combined operations of Superior and DNE for the three months ended July 31, 1996 (see Note 1 to the accompanying condensed consolidated financial statements).

    The historical financial information for net sales, gross profit, selling, general and administrative expense and operating income for the three month periods ended July 31, 1996 and 1997 as presented in the Condensed Consolidated Statement of Operations included in the accompanying financial statements are the same as the data presented in the "unaudited pro forma operating data" included elsewhere herein, except for the pro forma adjustment explained in Note
(1) to such pro forma operating data. Accordingly, the comparative changes and trends for the actual and historical combined amounts referred to above have been addressed in the discussion accompanying the pro forma operating data included elsewhere herein.

    Comparative historical interest expense declined by $1.8 million to $2.4 million for the quarter ended July 1997. The decline resulted from a reduction in outstanding debt and a reduction in interest rates associated with such debt, both of which were attributable to the impact of the Reorganization, Offering and associated debt refinancings.

    Historical net income increased to $9.7 million for the quarter ended July 1997 as compared to $6.0 million for the quarter ended July 1996. This increase resulted from the substantial increase in operating income more fully discussed elsewhere herein combined with the aforementioned reduction in interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the quarter ended July 1997, the Company generated $13.2 million in cash flow from operating activities, consisting of $12.4 million in income generated from operations (net income plus non-cash charges) plus $0.8 million in cash flow generated from net working capital changes. Working capital changes consisted principally of a $3.6 million reduction in inventories, a $6.5 million increase in accounts payable and accrued expenses offset by a $9.3 million increase in accounts receivable. Cash provided by investing activities amounted to $1.9 million, consisting principally of $4.4 million in net proceeds associated with the sale of a building owned by DNE, offset by $2.5 million in capital expenditures. Cash used for financing activities amounted to $15.2 million consisting principally of the repayment of debt.

    The Company's capital structure at July 31, 1997 consisted of $106.1 million in debt and $54.0 million in total stockholders' equity. Included in the Company's debt balance is $100.3 million outstanding under the Company's $150.0 million Credit Facility. Additional availability under the Credit Facility amounted to $49.7 million at July 31, 1997 . Obligations under the Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Credit Facility contains customary performance and financial covenants.

    Over the next 12 months, the Company has annual principal debt service commitments of approximately $0.1 million and expected capital expenditures of approximately $9 to $12 million. The Company does not expect to incur other material commitments over this period.

    Superior TeleCom's operations have typically generated substantial operating cash flow, as indicated by the $13.2 million in cash flow from operating activities generated during the quarter ended July 31, 1997. Management anticipates that Superior TeleCom will continue to generate more than adequate cash flows from operating activities to meet the Company's annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, the Company believes that cash and funds available under the Credit Facility should be sufficient to cover such shortfall.

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

                                          SUPERIOR TELECOM INC.

Date: September 12, 1997                       By: /s/ David S. Aldridge
                                               -------------------------------
                                               David S. Aldridge
                                               Chief Financial Officer