Form 10-Q
period 1997-10-31
SUPERIOR TELECOM INC
filed 1997-12-12
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           Class              Outstanding at December 9, 1997
---------------------------   ------------------------------
Common Stock, $.10 Par Value            12,933,305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                           APRIL 30,   OCTOBER 31,
                                                                                              1997        1997
                                                                                           ----------  -----------
                                                                                            (NOTE 1)   (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $    1,052   $   4,469
  Accounts receivable (less allowance for doubtful accounts of:
    April, $174; October $169)...........................................................      48,099      59,235
  Inventories............................................................................      56,262      44,125
  Other current assets...................................................................       4,554       4,279
                                                                                           ----------  -----------
      Total current assets...............................................................     109,967     112,108
Property, plant and equipment, net.......................................................      77,023      75,658
Long-term investments and other assets...................................................       4,666       4,175
Goodwill (less accumulated amortization; April, $4,826; October, $5,691).................      46,452      45,625
                                                                                           ----------  -----------
        Total assets.....................................................................  $  238,108   $ 237,566
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   43,594   $  48,016
  Accrued expenses.......................................................................      18,326      20,760
  Current portion of long-term debt......................................................         430         129
                                                                                           ----------  -----------
      Total current liabilities..........................................................      62,350      68,905
Long-term debt, less current portion.....................................................     120,862      91,609
Other long-term liabilities..............................................................      10,868      12,583
                                                                                           ----------  -----------
        Total liabilities................................................................     194,080     173,097
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; issued: April, 12,926,536
    shares; October, 12,933,305 shares...................................................         129         130
  Capital in excess of par value.........................................................      27,340      27,468
  Cumulative translation adjustment......................................................        (831)       (749)
  Retained earnings......................................................................      17,390      37,620
                                                                                           ----------  -----------
      Total stockholders' equity.........................................................      44,028      64,469
                                                                                           ----------  -----------
        Total liabilities and stockholders' equity.......................................  $  238,108   $ 237,566
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          TWO MONTHS     ONE MONTH   THREE MONTHS
                                                                             ENDED         ENDED         ENDED
                                                                         SEPTEMBER 30,  OCTOBER 31,   OCTOBER 31,
                                                                             1996          1996          1997
                                                                         -------------  -----------  -------------
                                                                           (NOTE 1)
Net sales..............................................................    $  87,201     $  35,725    $   139,212
Cost of goods sold.....................................................       72,777        29,564        113,870
                                                                         -------------  -----------  -------------
  Gross profit.........................................................       14,424         6,161         25,342
Selling, general and administrative expense............................        2,703         1,800          5,483
Amortization of goodwill...............................................          289           142            430
                                                                         -------------  -----------  -------------
  Operating income.....................................................       11,432         4,219         19,429
Interest (expense).....................................................       (2,715)       (1,007)        (2,204)
Other income (expense), net............................................           (9)         (100)           (12)
                                                                         -------------  -----------  -------------
  Income before income taxes...........................................        8,708         3,112         17,213
Provision for income taxes.............................................       (3,590)       (1,283)        (6,711)
                                                                         -------------  -----------  -------------
  Net income...........................................................    $   5,118     $   1,829    $    10,502
                                                                         -------------  -----------  -------------
                                                                         -------------  -----------  -------------
Net income per share of common stock...................................                  $    0.22    $      0.79
                                                                                        -----------  -------------
                                                                                        -----------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FIVE MONTHS    ONE MONTH   SIX MONTHS
                                                                               ENDED         ENDED        ENDED
                                                                           SEPTEMBER 30,  OCTOBER 31,  OCTOBER 31,
                                                                               1996          1996         1997
                                                                           -------------  -----------  -----------
                                                                             (NOTE 1)
Net sales................................................................   $   211,025    $  35,725    $ 270,445
Cost of goods sold.......................................................       178,224       29,564      220,761
                                                                           -------------  -----------  -----------
  Gross profit...........................................................        32,801        6,161       49,684
Selling, general and administrative expense..............................         6,591        1,800       10,854
Amortization of goodwill.................................................           721          142          860
                                                                           -------------  -----------  -----------
  Operating income.......................................................        25,489        4,219       37,970
Interest (expense).......................................................        (6,973)      (1,007)      (4,625)
Other income (expense), net..............................................           (62)        (100)          32
                                                                           -------------  -----------  -----------
  Income before income taxes.............................................        18,454        3,112       33,377
Provision for income taxes...............................................        (7,368)      (1,283)     (13,147)
                                                                           -------------  -----------  -----------
  Net income.............................................................   $    11,086    $   1,829    $  20,230
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------
Net income per share of common stock.....................................                  $    0.22    $    1.52
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             COMMON STOCK           CAPITAL       FOREIGN
                                                       -------------------------   IN EXCESS     CURRENCY     RETAINED
                                                          SHARES       AMOUNT       OF PAR      TRANSLATION   EARNINGS     TOTAL
                                                       ------------  -----------  -----------  -------------  ---------  ---------
Balance at April 30, 1997............................    12,926,536   $     129    $  27,340     $    (831)   $  17,390  $  44,028
Foreign currency translation.........................                                                   82                      82
Employee stock purchase plan.........................         3,919           1           82                                    83
Exercise of stock options............................         2,850      --               46                                    46
Net income for the six months ended October 31,
  1997...............................................                                                            20,230     20,230
                                                       ------------       -----   -----------        -----    ---------  ---------
Balance at October 31, 1997..........................    12,933,305   $     130    $  27,468     $    (749)   $  37,620  $  64,469
                                                       ------------       -----   -----------        -----    ---------  ---------
                                                       ------------       -----   -----------        -----    ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            FIVE MONTHS    ONE MONTH   SIX MONTHS
                                                                               ENDED         ENDED        ENDED
                                                                           SEPTEMBER 30,  OCTOBER 31,  OCTOBER 31,
                                                                               1996          1996         1997
                                                                           -------------  -----------  -----------
                                                                             (NOTE 1)
Cash flows from operating activities:
  Net income.............................................................    $  11,086     $   1,829    $  20,230
  Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization......................................        3,700           753        4,965
      Amortization of deferred financing costs...........................           20            90          521
  Change in assets and liabilities:
    Accounts receivable..................................................          409        10,201      (11,136)
    Inventories..........................................................       19,218           546       12,137
    Other current and non current assets.................................          462          (259)         245
    Accounts payable and accrued expenses................................       (5,041)       (2,859)       7,106
    Other, net...........................................................          123        --             (198)
                                                                           -------------  -----------  -----------
Cash flows provided by operating activities..............................       29,977        10,301       33,870
                                                                           -------------  -----------  -----------
Cash flows from investing activities:
  Net proceeds from sale of common stock.................................       --            88,280       --
  Capital expenditures...................................................       (2,745)         (640)      (5,990)
  Net proceeds from sale of assets.......................................       --            --            4,962
  Other..................................................................           35            37       --
                                                                           -------------  -----------  -----------
Cash flows provided by (used for) investing activities...................       (2,710)       87,677       (1,028)
                                                                           -------------  -----------  -----------
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit facilities, net.........       --           113,382      (25,657)
  Capitalized financing costs............................................       --            (4,050)      --
  Repayments to Alpine, net..............................................      (26,768)      (86,968)      --
  Dividends on common stock..............................................       --          (117,129)      --
  Repayments of long-term borrowings.....................................         (216)         (796)      (3,897)
  Other..................................................................       --            --              129
                                                                           -------------  -----------  -----------
Cash flows (used for) financing activities...............................      (26,984)      (95,561)     (29,425)
                                                                           -------------  -----------  -----------
Net increase in cash and cash equivalents................................          283         2,417        3,417
Cash and cash equivalents at beginning of period.........................          351           634        1,052
                                                                           -------------  -----------  -----------
Cash and cash equivalents at end of period...............................    $     634     $   3,051    $   4,469
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------
Supplemental disclosures:
  Cash paid for interest.................................................    $   7,610     $     408    $   4,445
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------
  Cash paid for income taxes.............................................    $     569     $     467    $  12,853
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

    Superior TeleCom Inc. ("Superior TeleCom" or the "Company") was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE") was contributed to the Company. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), with a liquidation preference of $1,000 per share and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility"), the net proceeds of which were used to repay the intercompany debt of $87.9 million owed by Superior and DNE to Alpine and to pay to Alpine $63.8 million of the aforementioned dividend.

OFFERING

    In October 1996, the Company sold 6,000,000 shares of its common stock (the "Common Stock") through an initial public offering (the "Offering"). The Company used the net proceeds of approximately $88.3 million to repay $34.4 million under the Credit Facility and to pay to Alpine the remaining balance on the aforementioned dividend declared by Superior and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of Common Stock. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of Common Stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of the Superior Preferred Stock. On February 12, 1997, Superior redeemed at face value an additional $11.3 million principal amount of the Superior Preferred Stock. The remaining $0.6 million of Superior Preferred Stock held by Alpine at April 30, 1997 and October 31, 1997 is included in other long-term liabilities in the accompanying consolidated balance sheets. After completion of these transactions, Alpine still retained voting control over the Company; however, its ownership interest has been reduced to 50.1%.

BASIS OF PRESENTATION

    The following financial statements included herein are for the period subsequent to the Reorganization: (i) balance sheets of the Company at April 30, 1997 and October 31, 1997, (ii) statements of operations for the one month ended October 31, 1996 and the three and six months ended October 31, 1997, (iii) statement of stockholders' equity for the six months ended October 31, 1997 and
(iv) statements of cash flows for the one month ended October 31, 1996 and the six months ended October 31, 1997. For comparative purposes, the combined financial statements of the predecessor companies, Superior and DNE, prior to the Reorganization, have also been included herein. These financial statements consist of the combined statements of operations of Superior and DNE for the two and five months ended September 30, 1996 and the statement of cash flows for the five months ended September 30, 1996.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997
                                  (UNAUDITED)

2. INVENTORIES

    The components of inventories are:

                                                                        APRIL 30,  OCTOBER 31,
                                                                          1997        1997
                                                                        ---------  -----------
Raw materials.........................................................  $  10,352   $   9,516
Work in process.......................................................     10,556       9,158
Finished goods........................................................     35,354      25,451
                                                                        ---------  -----------
                                                                        $  56,262   $  44,125
                                                                        ---------  -----------
                                                                        ---------  -----------

3. NET INCOME PER SHARE

    Net income per share is determined by dividing net income by the applicable weighted average common and common share equivalents outstanding. Stock options are considered to be common share equivalents. The number of shares used in computing net income per share for the one month ended October 31, 1996 was 8,151,446, and for the three and six months ended October 31, 1997 was 13,348,300 and 13,300,109, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its two subsidiaries, Superior and DNE, is engaged in the manufacture and sale of (i) copper wire and cable for the telecommunications industry and (ii) data communication and other electronic products and systems for defense, governmental and commercial applications.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following comparative table includes unaudited operating statement data for the Company on an industry segment basis. Such data is presented on an historical basis for the three and six months ended October 31, 1997 and on a pro forma basis for the three and six months ended October 31, 1996. Management believes the pro forma data presented herein for the three and six months ended October 31, 1996 provide comparability among historical periods and facilitates an analysis of trends in the Company's operations and profitability. Such pro forma data include (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company and (ii) pro forma adjustments to selling, general and administrative expense, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the accompanying unaudited consolidated financial statements), as if such transactions had occurred on May 1, 1996. Such pro forma adjustments are more fully described in the footnotes accompanying the following comparative table.

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   OCTOBER 31,               OCTOBER 31,
                                                             ------------------------  ------------------------
                                                                1996         1997         1996         1997
                                                             -----------  -----------  -----------  -----------

                                                             (PROFORMA)   (HISTORICAL) (PROFORMA)   (HISTORICAL)
                                                                           (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable........................   $ 116,887    $ 131,394    $ 234,856    $ 258,114
  Data communications and electronics......................       6,039        7,818       11,894       12,331
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................     122,926      139,212      246,750      270,445

Gross profit:
  Telecommunications wire and cable........................   $  18,949    $  22,976    $  35,808    $  46,011
  Data communications and electronics......................       1,636        2,366        3,154        3,673
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................      20,585       25,342       38,962       49,684

Gross profit percentage:
  Telecommunications wire and cable........................        16.2%        17.5%        15.2%        17.8%
  Data communications and electronics......................        27.1%        30.3%        26.5%        29.8%
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................        16.7%        18.2%        15.8%        18.4%

Selling, general and administrative expense:
  Telecommunications wire and cable........................   $   2,650    $   3,250    $   4,972    $   6,401
  Data communications and electronics......................       1,686        1,482        3,252        2,853
  Corporate (1)............................................         500          751        1,000        1,600
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................       4,836        5,483        9,224       10,854

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   OCTOBER 31,               OCTOBER 31,
                                                             ------------------------  ------------------------
                                                                1996         1997         1996         1997
                                                             -----------  -----------  -----------  -----------
                                                             (PROFORMA)   (HISTORICAL) (PROFORMA)   (HISTORICAL)
                                                                           (DOLLARS IN THOUSANDS)
Amortization of goodwill:
  Telecommunications wire and cable........................   $     431    $     430    $     863    $     860
                                                             -----------  -----------  -----------  -----------

Operating income (loss):
  Telecommunications wire and cable........................   $  15,868    $  19,296    $  29,973    $  38,750
  Data communications and electronics......................         (50)         884          (98)         820
  Corporate................................................        (500)        (751)      (l,000)      (1,600)
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................      15,318       19,429       28,875       37,970

Interest expense (2).......................................      (2,453)      (2,204)      (4,993)      (4,625)
Minority interest (3)......................................        (179)          (9)        (358)         (18)
Other income (expense), net................................         (13)          (3)         (66)          50
                                                             -----------  -----------  -----------  -----------
      Income before income taxes...........................      12,673       17,213       23,458       33,377
Provision for income taxes (4).............................      (5,141)      (6,711)      (9,526)     (13,147)
                                                             -----------  -----------  -----------  -----------
      Net income...........................................   $   7,532    $  10,502    $  13,932    $  20,230
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Net income per share of common stock (5)...................   $    0.58    $    0.79    $    1.08    $    1.52
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------

NOTES TO UNAUDITED PRO FORMA OPERATING DATA:

(1) Reflects estimated additional general and administrative expenses associated with the Company's status as an independent public company of $2.0 million on an annualized basis prior to the Offering.

(2) Reflects the Company's estimated interest expense prior to the Offering assuming a balance outstanding under the Credit Facility of $110.0 million for the quarter ended October 31, 1996 and $112.5 million for the six months ended October 31, 1996.

(3) Reflects dividends on $11.9 million (face amount) of Superior Preferred Stock outstanding subsequent to the Reorganization and Offering (see Note 1 to the accompanying unaudited consolidated financial statements).

(4) Income tax expense has been adjusted for periods prior to the Offering to reflect estimated tax expense as if the Company had filed a separate federal income tax return.

(5) Net income per share of Common Stock for periods prior to the Offering has been calculated based upon 12,924,048 shares outstanding, which assumes completion of the Offering (see Note 1 to the accompanying unaudited Condensed Consolidated Financial Statements).

SUPPLEMENTAL DATA FOR THE SUPERIOR TELECOMMUNICATIONS WIRE AND CABLE SEGMENT

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which is based upon a constant copper cost of $1.00 per pound for the indicated periods, provides additional meaningful information concerning Superior's sales and its gross profit percentage.

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     OCTOBER 31,             OCTOBER 31,
                                                                ----------------------  ----------------------
                                                                   1996        1997        1996        1997
                                                                ----------  ----------  ----------  ----------

                                                                            (DOLLARS IN THOUSANDS)
Net sales.....................................................  $  113,152  $  126,467  $  224,659  $  249,809
Gross profit..................................................      18,949      22,976      35,808      46,011
Gross profit percentage.......................................        16.7%       18.2%       15.9%       18.4%

SUPERIOR--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended October 1997 were $131.4 million, representing an increase of $14.5 million, or 12.4%, as compared to the same period in the prior fiscal year. For the six months ended October 1997, Superior's net sales were $258.1 million, representing an increase of $23.3 million, or 9.9%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper cost of $1.00 per pound, the comparative percentage increases in net sales for the three and six month periods ended October 1997 were 11.8% and 11.2%, respectively (see "Supplemental Data for the Superior Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). The increase in net sales for the quarter and six months ended October 1997 resulted primarily from increased demand for copper wire and cable products due to continuing growth in new copper-based telephone access lines and an increase in maintenance spending by several of Superior's major telephone company customers. The growth in access lines is believed to be the result of increased demand for support of computer, facsimile and internet connections. Also contributing to the growth in net sales was an increase in shipments pursuant to a new multi-year supply agreement entered into during the early portion of fiscal 1997. In order to keep pace with the growth in demand and increased market share, Superior has been increasing its production capacity and, more recently, supplementing its inventory requirements with product purchased from other wire and cable manufacturers. The Company expects to continue to increase its production capacity over the next 12 months, to a level that will be sufficient to provide internally for anticipated product demand levels.

    Superior's gross profit increased by $4.0 million, or 21.3%, to $23.0 million for the quarter ended October 1997, as compared to the same period in the prior fiscal year. For the six months ended October 1997, Superior's gross profit was $46.0 million, representing an increase of $10.2 million, or 28.5%, as compared to the same period in the prior fiscal year. Superior's gross profit percentage, based on actual net sales, was 17.5% for the quarter ended October 1997 and 17.8% for the six months ended October 1997, as compared to 16.2% for the quarter ended October 1996 and 15.2% for the six months ended October 1996. Adjusted to a constant copper cost of $1.00 per pound, the gross profit percentage increased to 18.2% and 18.4%, respectively, for the quarter and six months ended October 1997, as compared to 16.7% and 15.9%, respectively, for the quarter and six months ended October 1996. The comparative increase in Superior's gross profit percentage was attributable to a combination of factors, including manufacturing cost reductions resulting from production efficiencies, improved cost absorption resulting from higher sales volume, generally higher comparative market prices and the impact of product and customer mix; offset to some degree by lower product margins associated with the sale of product purchased from other cable manufacturers.

    Superior's SG&A expense for the quarter ended October 1997 was $3.3 million, representing an increase of $0.6 million, or 22.6%, as compared to SG&A expense of $2.7 million for the same period in the prior fiscal year. For the six months ended October 1997, Superior's SG&A expense was $6.4 million, representing an increase of $1.4 million, or 28.7%, as compared to the same period in the prior fiscal year. The increase in SG&A expense for the quarter and six months ended October 1997 was attributable primarily to costs associated with the incremental staff required to support the increased level of sales activity and the expansion of product development activities, including the establishment and staffing of a product development facility during the fourth quarter of fiscal 1997.

    Superior's operating income for the quarter ended October 1997 was $19.3 million, representing an increase of $3.4 million, or 21.6%, as compared to the quarter ended October 1996. For the six months ended October 1997, Superior's operating income was $38.8 million, representing an increase of $8.8 million, or 29.3%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales and the improvement in gross profit percentage.

DNE--RESULTS OF OPERATIONS

    For the quarter ended October 1997, DNE's net sales were $7.8 million, representing an increase of $1.8 million, or 29.5%, as compared to the same period in the prior fiscal year. For the six months ended October 1997, DNE's net sales were $12.3 million, representing an increase of $0.4 million, or 3.7%, as compared to the same period in the prior fiscal year. The current period increase in net sales was the result of significant shipments under DNE's first major commercial multiplexer project, along with an improvement in government related revenues, partially offset by a decline in DNE's contract manufacturing activities.

    DNE's gross profit percentage increased to 30.3% for the quarter ended October 1997 and to 29.8% for the six months ended October 1997, as compared to 27.1% and 26.5% for the three and six month periods ended October 1996, respectively. The increase in gross profit percentage was attributable to the higher margin associated with the aforementioned commercial multiplexer sales and the increase in higher margin government related revenues.

    DNE reduced SG&A expense by $0.2 million, or 12.1%, in the October 1997 quarter and by $0.4 million, or 12.3%, in the October 1997 six month period, as compared to the same periods in the prior fiscal year. Such reductions were attributable to an operational reorganization and cost reduction initiatives.

    As a result of the increase in net sales and gross profit percentage and the reduction in SG&A expense, DNE generated operating income of $0.9 million during the quarter ended October 1997 and $0.8 million for the six months ended October 1997 which was an improvement over DNE's approximately break even operating income in the same periods of the prior fiscal year.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in sales at both Superior and DNE for the quarter ended October 1997 resulted in comparative consolidated net sales increasing by 13.2% to $139.2 million, as compared to the quarter ended October 1996. For the six months ended October 1997, the Company's consolidated net sales increased by 9.6% to $270.4 million, as compared to net sales for the six months ended October 1996. The increase in net sales, along with an increase in gross profit percentage, gave rise to a comparative consolidated increase in gross profit of $4.8 million, or 23.1%, for the quarter ended October 1997 and $10.7 million, or 27.5%, for the six months ended October 1997.

    Consolidated SG&A expense for the quarter ended October 1997 was $5.5 million, reflecting an increase of $0.6 million, or 13.4%, as compared to pro forma SG&A expense for the quarter ended October 1996. For the six months ended October 1997, the Company's consolidated SG&A expense was $10.9 million, representing an increase of $1.6 million, or 17.7%, as compared to the same period in the prior fiscal year. The increase was attributable to higher SG&A expense at Superior and an increase in corporate SG&A expense resulting primarily from an increase in amounts charged to the Company for certain corporate services pursuant to a Services Agreement with Alpine.

    Consolidated operating income increased 26.8%, to $19.4 million for the quarter ended October 1997 as compared to pro forma operating income for the quarter ended October 1996. For the six months ended October 1997, the Company's consolidated operating income was $38.0 million, representing an increase of 31.5%, as compared to the same period in the prior fiscal year. The comparative growth in operating income resulted from an increase in consolidated gross profit, partially offset by the aforementioned increase in consolidated SG&A expense.

    Consolidated interest expense for the quarter ended October 1997 was $2.2 million, or $0.2 million less than pro forma interest expense for the comparative period of fiscal 1996. For the six months ended October 1997, Superior's consolidated interest expense was $4.6 million, representing a decrease of $0.4 million, as compared to the same period in the prior fiscal year. The average balance outstanding under the Company's Credit Facility for the three and six months ended October 31, 1997 was $94.9 million and $100.6 million, respectively, as compared to $110.0 million and $112.5 million, respectively, for the three and six months ended October 31, 1996 (see Note 2 to the "Unaudited Pro Forma Operating Data" included elsewhere herein).

    Pro forma consolidated income tax expense for the three and six months ended October 31, 1996 was calculated assuming that the Company filed a combined U.S. Federal tax return, reflecting the combined operations of Superior and DNE (see
Note 4 to the "Unaudited Pro Forma Operating Data" included elsewhere herein). As a result, consolidated income tax expense reflects an effective tax rate of 40.6% and 39.0% for the quarters ended October 1996 and 1997, respectively, and 40.6% and 39.4% for the six months ended October 1997 and 1996, respectively.

    Consolidated net income for the quarter ended October 1997 was $10.5 million, or $0.79 per share, representing an increase of $3.0 million, or 39.4%, over pro forma net income of $7.5 million, or $0.58 per share, for the quarter ended October 1996. Consolidated net income for the six months ended October 1997 was $20.2 million, or $1.52 per share, representing an increase of $6.3 million, or 45.2%, over pro forma net income of $13.9 million, or $1.08 per share, for the six months ended October 1996. This increase in net income resulted primarily from the increase in operating income described above.

       SUPPLEMENTAL COMMENTS ON COMPARATIVE ACTUAL RESULTS OF OPERATIONS

    Set forth below is a supplemental discussion addressing the comparison of the actual results of the Company for the three and six months ended October 31, 1997, as compared to the actual results of the Company (and its predecessors) as combined for the one month period ended October 31, 1996 and the two and five month periods ended September 30, 1996 (see Note 1 to the accompanying Condensed Consolidated Financial Statements).

    The historical financial information for net sales, gross profit, selling, general and administrative expense and operating income for the three and six month periods ended October 31, 1996 and 1997, as presented in the Condensed Consolidated Statements of Operations included in the accompanying financial statements, are the same as the data presented in the "unaudited pro forma operating data" included elsewhere herein, except for the pro forma adjustment explained in Note (1) to such pro forma operating data. Accordingly, the comparative changes and trends for the actual and historical combined amounts referred to above have been addressed in the discussion accompanying the pro forma operating data included elsewhere herein.

    Comparative historical interest expense declined by $1.5 million to $2.2 million for the quarter ended October 1997 and declined by $3.4 million to $4.6 million for the six months ended October 1997. The decline resulted from a reduction in outstanding debt and a reduction in interest rates associated with such debt, both of which were attributed to the impact of the Reorganization, Offering and associated debt refinancings.

    Historical net income increased to $10.5 million for the quarter ended October 1997, as compared to $6.9 million for the quarter ended October 1996, and to $20.2 million for the six months ended October 1997, as compared to $12.9 million for the same period in the prior fiscal year. This increase resulted from the substantial increase in operating income (described above) combined with the aforementioned reduction in interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 1997, the Company generated $33.9 million in cash flows from operating activities consisting of $25.7 million in income generated from operations (net income plus non-cash charges) plus $8.2 million in cash flows generated from net working capital changes. Such working capital changes consisted principally of an $11.1 million increase in accounts receivable, offset by a $12.1 million reduction in inventories and a $7.1 million reduction in accounts payable and accrued expenses. Cash used for investing activities amounted to $1.0 million, consisting principally of $5.0 million in net proceeds from the sale of assets, of which $4.4 million resulted from the sale of a building owned by DNE, offset by $6.0 million in capital expenditures. Cash used for financing activities amounted to $29.4 million, consisting principally of the repayment of debt.

    The Company's capital structure at October 31, 1997 consisted of $91.7 million in debt and $64.5 million in total stockholders' equity. Included in the Company's debt balance is $86.0 million outstanding under the Company's $150.0 million Credit Facility. Additional availability under the Credit Facility amounted to $64.0 million at October 31, 1997. Obligations under the Credit Facility are guaranteed by each of the Company's subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each subsidiary. The Credit Facility contains customary performance and financial covenants.

    Over the next 12 months, the Company has annual principal debt service commitments of approximately $0.1 million and expected capital expenditures of approximately $10-$15 million. The Company does not expect to incur other material commitments over this period.

    Superior's operations have typically generated substantial operating cash flows, as indicated by the $33.9 million in cash flows from operating activities generated during the six months ended October 1997. Management anticipates that the Company will continue to generate more than adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, cash and funds availability under the Credit Facility should be sufficient to cover such shortfall.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on September 24, 1997 for the purpose of: (i) electing five directors and (ii) ratifying the selection of auditors for the current fiscal year. Proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's proposals and nominees; and all such proposals were adopted and nominees elected.

    With respect to the re-election of Messrs. Steven S. Elbaum, Eugene P. Connell, Robert J. Levenson, Bragi F. Schut and Charles Y.C. Tse as directors of the Company, each of them received the affirmative vote of the holders of 12,335,395 shares of Common Stock, representing 99.9% of the shares voted. The Company's five directors all have terms of office which expire at each Annual Meeting of Stockholders.

    With respect to the election of Arthur Andersen LLP as the Company's auditors, 12,335,395 shares of Common Stock, representing 99.9% of the shares voted, were voted in favor of the ratification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    EXHIBIT 27--FINANCIAL DATA SCHEDULE

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUPERIOR TELECOM INC.

                                          (Registrant)

Date: December 12, 1997                        By: /s/ David S. Aldridge
                                               -------------------------------
                                               David S. Aldridge
                                               Chief Financial Officer