Form 10-Q
period 1998-01-31
SUPERIOR TELECOM INC
filed 1998-03-17
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
  SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 Days. Yes _X_ No ___

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             Class                Outstanding at March 17, 1998
-------------------------------  -------------------------------
 Common Stock, $.10 Par Value              16,168,266

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                           APRIL 30,   JANUARY 31,
                                                                                              1997        1998
                                                                                           ----------  -----------
                                                                                                       (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $    1,052   $   1,879
  Accounts receivable (less allowance for doubtful accounts of:
    April, $174; January, $172)..........................................................      48,099      45,336
  Inventories............................................................................      56,262      45,919
  Other current assets...................................................................       4,554       4,918
                                                                                           ----------  -----------
      Total current assets...............................................................     109,967      98,052
Property, plant and equipment, net.......................................................      77,023      76,519
Long-term investments and other assets...................................................       4,666       3,965
Goodwill (less accumulated amortization; April, $4,826;January, $6,080)..................      46,452      44,788
                                                                                           ----------  -----------
        Total assets.....................................................................  $  238,108   $ 223,324
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   43,594   $  37,375
  Accrued expenses.......................................................................      18,326      16,334
  Current portion of long-term debt......................................................         430         129
                                                                                           ----------  -----------
      Total current liabilities..........................................................      62,350      53,838
Long-term debt, less current portion.....................................................     120,862      86,069
Other long-term liabilities..............................................................      10,868      12,490
                                                                                           ----------  -----------
        Total liabilities................................................................     194,080     152,397
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; issued: April, 12,926,536
    shares; January, 16,168,266 shares...................................................         129         162
  Capital in excess of par value.........................................................      27,340      27,475
  Cumulative translation adjustment......................................................        (831)     (1,759)
  Retained earnings......................................................................      17,390      45,049
                                                                                           ----------  -----------
      Total stockholders' equity.........................................................      44,028      70,927
                                                                                           ----------  -----------
        Total liabilities and stockholders' equity.......................................  $  238,108   $ 223,324
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS   THREE MONTHS
                                                                                          ENDED          ENDED
                                                                                       JANUARY 31,    JANUARY 31,
                                                                                          1997           1998
                                                                                      -------------  -------------
Net sales...........................................................................    $  97,391     $   113,661
Cost of goods sold..................................................................       79,964          91,981
                                                                                      -------------  -------------
  Gross profit......................................................................       17,427          21,680
Selling, general and administrative expense.........................................        4,046           5,568
Amortization of goodwill............................................................          434             428
                                                                                      -------------  -------------
  Operating income..................................................................       12,947          15,684
Interest income.....................................................................           16              52
Interest (expense)..................................................................       (2,370)         (1,731)
Other income (expense), net.........................................................         (214)             34
                                                                                      -------------  -------------
  Income before income taxes........................................................       10,379          14,039
Provision for income taxes..........................................................       (4,247)         (5,599)
                                                                                      -------------  -------------
  Net income........................................................................    $   6,132     $     8,440
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net income per share of common stock:
  Basic.............................................................................    $    0.38     $      0.52
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Diluted...........................................................................    $    0.38     $      0.51
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FIVE MONTHS   FOUR MONTHS   NINE MONTHS
                                                                            ENDED         ENDED         ENDED
                                                                        SEPTEMBER 30,  JANUARY 31,   JANUARY 31,
                                                                            1996           1997          1998
                                                                        -------------  ------------  ------------
                                                                          (NOTE 1)
Net sales.............................................................   $   211,025    $  133,116    $  384,106
Cost of goods sold....................................................       178,224       109,528       312,742
                                                                        -------------  ------------  ------------
  Gross profit........................................................        32,801        23,588        71,364
Selling, general and administrative expense...........................         6,591         5,846        16,422
Amortization of goodwill..............................................           721           576         1,288
                                                                        -------------  ------------  ------------
  Operating income....................................................        25,489        17,166        53,654
Interest income.......................................................       --                 17            83
Interest (expense)....................................................        (6,973)       (3,377)       (6,387)
Other income (expense), net...........................................           (62)         (315)           66
                                                                        -------------  ------------  ------------
  Income before income taxes..........................................        18,454        13,491        47,416
Provision for income taxes............................................        (7,368)       (5,530)      (18,746)
                                                                        -------------  ------------  ------------
  Net income..........................................................   $    11,086    $    7,961    $   28,670
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Net income per share of common stock:
  Basic...............................................................                  $     0.54    $     1.77
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Diluted.............................................................                  $     0.54    $     1.72
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                            COMMON STOCK         CAPITAL IN     FOREIGN
                                                      -------------------------    EXCESS      CURRENCY    RETAINED
                                                         SHARES       AMOUNT       OF PAR     TRANSLATION  EARNINGS     TOTAL
                                                      ------------  -----------  -----------  -----------  ---------  ---------
Balance at April 30, 1997...........................    12,926,536   $     129    $  27,340    $    (831)  $  17,390  $  44,028
Foreign currency translation........................                                                (928)                  (928)
Employee stock purchase plan........................         5,245           1          121                                 122
Exercise of stock options...........................         2,850      --               46                                  46
Partial stock split.................................     3,233,635          32          (32)                             --
Cash dividend ($0.0625 per share)...................                                                          (1,011)    (1,011)
Net income for the nine months ended January 31,
  1998..............................................                                                          28,670     28,670
                                                      ------------       -----   -----------  -----------  ---------  ---------
Balance at January 31, 1998.........................    16,168,266   $     162    $  27,475    $  (1,759)  $  45,049  $  70,927
                                                      ------------       -----   -----------  -----------  ---------  ---------
                                                      ------------       -----   -----------  -----------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          FIVE MONTHS   FOUR MONTH   NINE MONTHS
                                                                             ENDED         ENDED        ENDED
                                                                         SEPTEMBER 30,  JANUARY 31,  JANUARY 31,
                                                                             1996          1997          1998
                                                                         -------------  -----------  ------------
                                                                           (NOTE 1)
Cash flows from operating activities:
  Net income...........................................................    $  11,086     $   7,961    $   28,670
  Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization....................................        3,700         3,169         7,489
      Amortization of deferred financing costs.........................           20           332           790
Change in assets and liabilities:
    Accounts receivable................................................          409        18,241        (2,276)
    Inventories........................................................       19,218        (9,565)       10,218
    Other current and non current assets...............................          462           271          (461)
    Accounts payable and accrued expenses..............................       (5,041)         (509)       (2,935)
    Other, net.........................................................          123        --              (252)
                                                                         -------------  -----------  ------------
Cash flows provided by operating activities............................       29,977        19,900        41,243
                                                                         -------------  -----------  ------------
Cash flows from investing activities:
    Capital expenditures...............................................       (2,745)       (3,299)       (9,605)
    Net proceeds from sale of assets...................................       --            --             5,116
    Other..............................................................           35         1,969        --
                                                                         -------------  -----------  ------------
Cash flows used for investing activities...............................       (2,710)       (1,330)       (4,489)
                                                                         -------------  -----------  ------------
Cash flows from financing activities:
    Net proceeds from sale of common stock.............................       --           101,642        --
    Borrowings (repayments) under revolving credit facilities, net.....       --           115,629       (31,164)
    Capitalized financing costs........................................       --            (4,203)       --
    Repayments to Alpine, net..........................................      (26,768)      (92,694)       --
    Dividends on common stock..........................................       --          (117,129)       (1,011)
    Repayments of long-term borrowings.................................         (216)       (2,067)       (3,930)
    Purchase of treasury stock.........................................       --            (8,055)       --
    Other..............................................................       --            --               178
                                                                         -------------  -----------  ------------
Cash flows (used for) financing activities.............................      (26,984)       (6,877)      (35,927)
                                                                         -------------  -----------  ------------
Net increase in cash and cash equivalents..............................          283        11,693           827
Cash and cash equivalents at beginning of period.......................          351           634         1,052
                                                                         -------------  -----------  ------------
Cash and cash equivalents at end of period.............................    $     634     $  12,327    $    1,879
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------
Supplemental disclosures:
    Cash paid for interest.............................................    $   7,610     $   1,058    $    5,888
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------
    Cash paid for income taxes.........................................    $     569     $   2,284    $   17,475
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

    Superior TeleCom Inc. ("Superior TeleCom" or the "Company") was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE") was contributed to the Company. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), with a liquidation preference of $1,000 per share and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility"), the net proceeds of which were used to repay intercompany debt of $87.9 million owed by Superior and DNE to Alpine and to pay to Alpine $63.8 million of the aforementioned dividend.

OFFERING

    In October 1996, the Company sold 6,000,000 shares of its common stock (the "Common Stock") through an initial public offering (the "Offering"). The Company used the net proceeds of approximately $88.3 million to repay $34.4 million under the Credit Facility and to pay to Alpine the remaining balance on the aforementioned dividend declared by Superior and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of Common Stock. The Company used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of Common Stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of the Superior Preferred Stock. On February 12, 1997, Superior redeemed at face value an additional $11.3 million principal amount of the Superior Preferred Stock. The remaining $0.6 million of Superior Preferred Stock held by Alpine at April 30, 1997 and January 31, 1998 is included in other long-term liabilities in the accompanying consolidated balance sheets. After completion of these transactions, Alpine still retained voting control over the Company; however, its ownership interest has been reduced to 50.1%.

BASIS OF PRESENTATION

    The following financial statements included herein are for the period subsequent to the Reorganization: (i) balance sheets at April 30, 1997 and January 31, 1998, (ii) statements of operations for the three and four months ended January 31, 1997 and the three and nine months ended January 31, 1998,
(iii) statement of stockholders' equity for the nine months ended January 31, 1998 and (iv) statements of cash flows for the four months ended January 31, 1997 and the nine months ended January 31, 1998. For comparative purposes, the combined financial statements of the predecessor companies, Superior and DNE, prior to the Reorganization, have also been included herein. These financial statements consist of the combined statement of operations of Superior and DNE for the five months ended September 30, 1996 and the statement of cash flows for the five months ended September 30, 1996.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                JANUARY 31, 1998
                                  (UNAUDITED)

2. INVENTORIES

    The components of inventories are:

                                                                        APRIL 30,  JANUARY 31,
                                                                          1997        1998
                                                                        ---------  -----------
Raw materials.........................................................  $  10,352   $   8,028
Work in process.......................................................     10,556       8,586
Finished goods........................................................     35,354      29,305
                                                                        ---------  -----------
                                                                        $  56,262   $  45,919
                                                                        ---------  -----------
                                                                        ---------  -----------

3. EARNINGS PER SHARE

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     JANUARY 31, 1998                   JANUARY 31, 1998
                                                             ---------------------------------  ---------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             --------------------------------------------------------------------

                                                                NET                 PER SHARE      NET        NET      PER SHARE
                                                              INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                             ---------  ---------  -----------  ---------  ---------  -----------
Basic earnings per share...................................  $   8,440     16,167   $    0.52   $  28,670     16,162   $    1.77
                                                             ---------                  -----   ---------                  -----
                                                             ---------                  -----   ---------                  -----
Dilutive impact of stock options...........................                   544                                499
                                                                        ---------                          ---------
Diluted earnings per share.................................  $   8,440     16,711   $    0.51   $  28,670     16,661   $    1.72
                                                             ---------  ---------       -----   ---------  ---------       -----
                                                             ---------  ---------       -----   ---------  ---------       -----

                                                                    THREE MONTHS ENDED                  FOUR MONTHS ENDED
                                                                     JANUARY 31, 1997                   JANUARY 31, 1997
                                                             ---------------------------------  ---------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             --------------------------------------------------------------------
                                                                NET                 PER SHARE      NET        NET      PER SHARE
                                                              INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                             ---------  ---------  -----------  ---------  ---------  -----------
Basic earnings per share...................................  $   6,132     16,123   $    0.38   $   7,961     14,784   $    0.54
                                                             ---------                  -----   ---------                  -----
                                                             ---------                  -----   ---------                  -----
Dilutive impact of stock options...........................                   189                                 85
                                                                        ---------                          ---------
Diluted earnings per share.................................  $   6,132     16,312   $    0.38   $   7,961     14,869   $    0.54
                                                             ---------  ---------       -----   ---------  ---------       -----
                                                             ---------  ---------       -----   ---------  ---------       -----

    Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share were determined assuming that stock options outstanding were converted under the treasury stock method. The Company has adopted SFAS No. 128, "Earnings per Share," effective with its quarter ended January 31, 1998. As a result, the Company's reported earnings per share for the periods ended January 31, 1997 were restated.

    On January 15, 1998, the Company's Board of Directors declared a five-for-four common stock split which was effected in the form of a 25% stock dividend paid on February 2, 1998. As a result, 3,233,635 shares were issued to stockholders of record on January 23, 1998. All references to common shares (except shares authorized) and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

    On January 15, 1998, the Company's Board of Directors declared a $0.25 per common share cash dividend payable quarterly at a rate of $0.0625 per share. Payment of each quarterly dividend is subject to

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                JANUARY 31, 1998
                                  (UNAUDITED)

approval by the Board of Directors. The first quarterly cash dividend, totaling approximately $1.0 million, was paid on February 2, 1998 to shareholders of record on January 23, 1998, on a post stock split basis.

    The effect of the SFAS No. 128 accounting change, as well as the stock split, on previously reported earnings per share (EPS) data was as follows:

                                                                   THREE MONTHS    FOUR MONTHS
                                                                       ENDED          ENDED
                                                                    JANUARY 31,    JANUARY 31,
                                                                       1997           1997
                                                                   -------------  -------------
Primary EPS, as previously reported..............................    $    0.47      $    0.67
Effect of stock split............................................        (0.09)         (0.13)
Effect of SFAS No. 128...........................................       --             --
                                                                        ------         ------
Basic EPS, as restated...........................................    $    0.38      $    0.54
                                                                        ------         ------
                                                                        ------         ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, through its two subsidiaries, Superior and DNE, is engaged in the manufacture and sale of (i) copper wire and cable for the telecommunications industry and (ii) data communication and other electronic products and systems for defense, governmental and commercial applications.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following comparative table includes unaudited operating statement data for the Company on an industry segment basis. Such data is presented on a historical basis for the three months ended January 31, 1997 and the three and nine months ended January 31, 1998 and on a pro forma basis for the nine months ended January 31, 1997. Management believes the pro forma data presented herein for the nine months ended January 31, 1997 provide comparability among historical periods and facilitate an analysis of trends in the Company's operations and profitability. Such pro forma data include (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company and (ii) pro forma adjustments to selling, general and administrative expense, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the accompanying unaudited Condensed Consolidated Financial Statements), as if such transactions had occurred on May 1, 1996. Such pro forma adjustments are more fully described in the footnotes accompanying the following comparative table.

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   JANUARY 31,               JANUARY 31,
                                                             ------------------------  ------------------------
                                                                1997         1998         1997         1998
                                                             -----------  -----------  -----------  -----------

                                                                                       (PROFORMA)
                                                                           (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable........................   $  92,872    $ 107,499    $ 327,728    $ 365,613
  Data communications and electronics......................       4,519        6,162       16,413       18,493
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................      97,391      113,661      344,141      384,106

Gross profit:
  Telecommunications wire and cable........................   $  16,447    $  19,489    $  52,255    $  65,500
  Data communications and electronics......................         980        2,191        4,134        5,864
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................      17,427       21,680       56,389       71,364

Gross profit percentage:
  Telecommunications wire and cable........................        17.7%        18.1%        15.9%        17.9%
  Data communications and electronics......................        21.7%        35.6%        25.2%        31.7%
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................        17.9%        19.1%        16.4%        18.6%

Selling, general and administrative (SG&A) expense:
  Telecommunications wire and cable........................   $   2,227    $   2,914    $   7,199    $   9,315
  Data communications and electronics......................       1,335        1,487        4,587        4,340
  Corporate................................................         484        1,167        1,484(1)      2,767
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................       4,046        5,568       13,270       16,422

Amortization of goodwill:
  Telecommunications wire and cable........................   $     434    $     428    $   1,297    $   1,288
                                                             -----------  -----------  -----------  -----------

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   JANUARY 31,               JANUARY 31,
                                                             ------------------------  ------------------------
                                                                1997         1998         1997         1998
                                                             -----------  -----------  -----------  -----------
                                                                                       (PROFORMA)
                                                                           (DOLLARS IN THOUSANDS)
Operating income (loss):
  Telecommunications wire and cable........................   $  13,786    $  16,147    $  43,759    $  54,897
  Data communications and electronics......................        (355)         704         (453)       1,524
  Corporate................................................        (484)      (1,167)      (l,484)      (2,767)
                                                             -----------  -----------  -----------  -----------
      Consolidated.........................................      12,947       15,684       41,822       53,654

Interest expense, net......................................      (2,354)      (1,679)      (7,347)(2)     (6,304)
Minority interest..........................................        (179)         (10)        (537)(3)        (28)
Other income (expense), net................................         (35)          44         (102)          94
                                                             -----------  -----------  -----------  -----------
      Income before income taxes...........................      10,379       14,039       33,836       47,416
Provision for income taxes.................................      (4,247)      (5,599)     (13,773)(4)    (18,746)
                                                             -----------  -----------  -----------  -----------
      Net income...........................................   $   6,132    $   8,440    $  20,063    $  28,670
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Net income per share of common stock:
  Basic....................................................   $    0.38    $    0.52    $    1.24(5)  $    1.77
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
  Diluted..................................................   $    0.38    $    0.51    $    1.24(5)  $    1.72
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------

NOTES TO UNAUDITED PRO FORMA OPERATING DATA:

(1) Reflects estimated additional general and administrative expenses associated with the Company's status as an independent public company of $2.0 million on an annualized basis prior to the Offering.

(2) Reflects the Company's estimated interest expense prior to the Offering assuming a balance outstanding under the Credit Facility of $111.7 million for the nine months ended January 31, 1997.

(3) Reflects dividends on $11.9 million (face amount) of Superior Preferred Stock outstanding subsequent to the Reorganization and Offering (see Note 1 to the accompanying unaudited Condensed Consolidated Financial Statements).

(4) Reflects the Company's estimate of income tax expense as if the Company had filed a separate federal income tax return prior to the Offering.

(5) Net income per diluted share of Common Stock for the pro forma period has been calculated based upon 16,207,395 shares outstanding, which assumes completion of the Offering and the five-for-four stock split effective January 23, 1998 (see Notes 1 and 3 to the accompanying unaudited Condensed Consolidated Financial Statements).

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

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     JANUARY 31,             JANUARY 31,
                                                                ----------------------  ----------------------
                                                                   1997        1998        1997        1998
                                                                ----------  ----------  ----------  ----------

                                                                            (DOLLARS IN THOUSANDS)
Net sales.....................................................  $   93,220  $  105,476  $  317,879  $  355,286
Gross profit..................................................      16,447      19,489      52,255      65,500
Gross profit percentage.......................................        17.6%       18.5%       16.4%       18.4%

SUPERIOR--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended January 1998 were $107.5 million, representing an increase of $14.6 million, or 15.7%, as compared to the same period in the prior fiscal year. For the nine months ended January 1998, Superior's net sales were $365.6 million, representing an increase of $37.9 million, or 11.6%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper cost of $1.00 per pound, the comparative percentage increases in net sales for the three and nine months ended January Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). The increase in comparative net sales that the Company has experienced in the first three quarters of fiscal 1998 has resulted primarily from increased demand for copper wire and cable products due to continuing growth in new copper-based telephone access lines and an increase in maintenance spending by several of Superior's major telephone company customers. The growth in access lines is believed to be the result of increased demand for support of computer, facsimile and internet connections. Additionally, comparative net sales for the quarter ended January 31, 1998, which is typically a seasonally slow period, were favorably impacted by the tightness in supply of telephone wire and cable products, resulting in customer orders and shipment patterns reflecting less seasonality. Severe weather conditions in the Northeastern sector also resulted in an increase in demand for replacement wire and cable products in the January 1998 fiscal quarter. To a lesser degree, the growth in net sales in fiscal 1998 has been favorably impacted by a modest increase in market share under long term customer contracts.

    In order to keep pace with the growth in demand and increased market share, Superior has a continuing program to increase its production capacity to a level that will be sufficient to provide internally for anticipated product demand levels. However, when required, inventory is supplemented with product purchased from other wire and cable manufacturers. The Company expects to continue to increase its production capacity over the next 9-12 months, to a level that will be sufficient to provide internally for anticipated product demand levels.

    Superior's gross profit increased by $3.0 million, or 18.5%, to $19.5 million for the quarter ended January 1998, as compared to the same period in the prior fiscal year. For the nine months ended January 1998, Superior's gross profit was $65.5 million, representing an increase of $13.2 million, or 25.3%, as compared to the same period in the prior fiscal year. Superior's gross profit percentage, based on actual net sales, was 18.1% for the quarter ended January 1998 and 17.9% for the nine months ended January 1998, as compared to 17.7% for the quarter ended January 1997 and 15.9% for the nine months ended January 1997. Adjusted to a constant copper cost of $1.00 per pound, the gross profit percentage increased to 18.5% and 18.4%, respectively, for the quarter and nine months ended January 1998, as compared to 17.6% and 16.4%, respectively, for the quarter and nine months ended January 1997. The comparative increase in Superior's gross profit percentage was attributable to a combination of factors, including manufacturing cost reductions resulting from production efficiencies, improved cost absorption resulting from higher sales volume, generally higher comparative market prices and the impact of product mix (particularly in the quarter ended January 31, 1998).

    Superior's SG&A expense for the quarter ended January 1998 was $2.9 million, representing an increase of $0.7 million, or 30.8%, as compared to SG&A expense of $2.2 million for the same period in the prior fiscal year. For the nine months ended January 1998, Superior's SG&A expense was $9.3 million, representing an increase of $2.1 million, or 29.4%, as compared to the same period in the prior fiscal year. The increase in SG&A expense for the quarter and nine months ended January 1998 was attributable primarily to costs associated with the incremental staff required to support the increased level of sales activity and the expansion of product development activities, including the establishment and staffing of a product development facility during the fourth quarter of fiscal 1997.

    Superior's operating income for the quarter ended January 1998 was $16.1 million, representing an increase of $2.4 million, or 17.1%, as compared to the quarter ended January 1997. For the nine months ended January 1998, Superior's operating income was $54.9 million, representing an increase of $11.1 million, or 25.5%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales and the improvement in gross profit percentage.

DNE--RESULTS OF OPERATIONS

    For the quarter ended January 1998, DNE's net sales were $6.2 million, representing an increase of $1.6 million, or 36.4%, as compared to the same period in the prior fiscal year. For the nine months ended January 1998, DNE's net sales were $18.5 million, representing an increase of $2.1 million, or 12.7%, as compared to the same period in the prior fiscal year. The fiscal 1998 comparative increase in net sales was the result of significant shipments under DNE's first major commercial multiplexer project, along with an improvement in government-related revenues, offset by a decline in DNE's contract manufacturing activities.

    DNE's gross profit percentage increased to 35.6% for the quarter ended January 1998 and to 31.7% for the nine months ended January 1998, as compared to 21.7% and 25.2% for the three and nine months ended January 1997, respectively. The increase in gross profit percentage was attributable to the higher margin associated with the aforementioned commercial multiplexer sales and the increase in higher margin government-related revenues.

    DNE's SG&A expense in the current fiscal year was comparable to prior periods, increasing by $0.2 million in the January 1998 quarter and decreasing by $0.2 million in the January 1998 nine month period, as compared to the same periods in the prior fiscal year.

    As a result of the increase in net sales and gross profit percentage, DNE generated operating income of $0.7 million during the quarter ended January 1998 and $1.5 million for the nine months ended January 1998, which was an improvement over DNE's operating losses of $0.4 million and $0.5 million, respectively, in the same periods of the prior fiscal year.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in sales at both Superior and DNE for the quarter ended January 1998 resulted in comparative consolidated net sales increasing by 16.7% to $113.7 million, as compared to the quarter ended January 1997. For the nine months ended January 1998, consolidated net sales increased by 11.6% to $384.1 million, as compared to net sales for the nine months ended January 1997. The increase in net sales, along with an increase in gross profit percentage, gave rise to a comparative consolidated increase in gross profit of $4.3 million, or 24.4%, for the quarter ended January 1998 and $15.0 million, or 26.6%, for the nine months ended January 1998.

    Consolidated SG&A expense for the quarter ended January 1998 was $5.6 million, reflecting an increase of $1.5 million, or 37.6%, as compared to consolidated SG&A expense for the quarter ended January 1997. For the nine months ended January 1998, consolidated SG&A expense was $16.4 million, representing an increase of $3.2 million, or 23.8%, as compared to the same period in the prior fiscal year. The increase was attributable to higher SG&A expense at Superior and an increase in corporate SG&A expense resulting primarily from an increase in costs to the Company for corporate services pursuant to a Services Agreement with Alpine.

    Consolidated operating income increased 21.1%, to $15.7 million for the quarter ended January 1998 as compared to the quarter ended January 1997. For the nine months ended January 1998, the Company's consolidated operating income was $53.7 million, representing an increase of 28.3%, as compared to the same period in the prior fiscal year. The comparative growth in operating income resulted from an increase in consolidated gross profit, partially offset by the aforementioned increase in consolidated SG&A expense.

    Consolidated interest expense for the quarter ended January 1998 was $1.7 million, or $0.7 million less than interest expense for the comparative period of fiscal 1997. For the nine months ended January 1998, Superior's consolidated interest expense was $6.3 million, representing a decrease of $1.0 million, as compared to pro forma interest expense for the same period in the prior fiscal year. The decrease in interest expense resulted from a reduction in the weighted average cost of borrowing, along with a decline in the average balance outstanding under the Company's Credit Facility, which for the three and nine months ended January 31, 1998 was $78.9 and $93.4 million, respectively, as compared to $100.8 million and $111.7, respectively, for the three and nine months ended January 31, 1997 (see Note 2 to the "Unaudited Pro Forma Operating Data" included elsewhere herein).

    For the quarter and nine months ended January 1998, the provision for income taxes was $5.6 million and $18.7 million, respectively, compared to a provision for income taxes of $4.2 million for the quarter ended January 1997 and a pro forma provision for income taxes of $13.8 million for nine months ended January 1997 (see Note 4 to the "Unaudited Pro Forma Operating Data" included elsewhere herein). The effective tax rates for the quarter and nine months ended January 1998 were 39.8% and 39.5%, respectively, as compared to 40.9% and 40.7% (pro forma), respectively, for the quarter and nine months ended January 1997.

    Consolidated net income for the quarter ended January 1998 was $8.4 million, or $0.51 per diluted share, representing an increase of $2.3 million, or 37.6%, over net income of $6.1 million, or $0.38 per diluted share, for the quarter ended January 1997. Consolidated net income for the nine months ended January 1998 was $28.7 million, or $1.72 per diluted share, representing an increase of $8.6 million, or 42.9%, over pro forma net income of $20.1 million, or $1.24 per diluted share, for the nine months ended January 1997. This increase in net income resulted primarily from the increase in operating income described above.

       SUPPLEMENTAL COMMENTS ON COMPARATIVE ACTUAL RESULTS OF OPERATIONS

    Set forth below is a supplemental discussion addressing the comparison of the actual results of the Company for the nine months ended January 31, 1998, to the actual results of the Company (and its predecessors) as combined for the nine months ended January 31, 1997 (see Note 1 to the accompanying unaudited Condensed Consolidated Financial Statements).

    The historical financial information for net sales, gross profit, selling, general and administrative expense and operating income for the nine months ended January 31, 1997 and 1998, as presented in the unaudited Condensed Consolidated Statements of Operations included in the accompanying financial statements, are the same as the data presented in the "unaudited pro forma operating data" included elsewhere herein, except for the pro forma adjustment explained in Note (1) to such pro forma operating data for the nine months ended January 31, 1997. Accordingly, the comparative changes and trends for the actual and historical combined amounts referred to above have been addressed in the discussion accompanying the pro forma operating data included elsewhere herein.

    Comparative historical interest expense declined by $4.0 million to $6.3 million for the nine months ended January 1998. The decline resulted from a reduction in outstanding debt and a reduction in interest rates associated with such debt attributable to the impact of the Reorganization, Offering and associated debt refinancings, and cash provided by operations.

    Historical net income increased to $28.7 million for the nine months ended January 1998, as compared to $19.0 million for the same period in the prior fiscal year. This increase resulted from the increase in operating income (described above) combined with the aforementioned reduction in interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 1998, the Company generated $41.2 million in cash flows from operating activities consisting of $36.9 million in income generated from operations (net income plus non-cash charges) plus $4.3 million in cash flows generated from net working capital changes. Such working capital changes consisted principally of a $10.3 reduction in inventories, offset by a $2.2 million increase in accounts receivable and a $3.0 million reduction in accounts payable and accrued expenses. Cash used for investing activities amounted to $4.4 million, consisting principally of $5.2 million in net proceeds from the sale of assets, of which $4.4 million resulted from the sale of a building owned by DNE, offset by $9.6 million in capital expenditures. Cash used for financing activities amounted to $35.9 million, consisting principally of the repayment of debt.

    The Company's capital structure at January 31, 1998 consisted of $86.2 million in debt and $70.9 million in total stockholders' equity. Included in the Company's debt balance is $80.5 million outstanding under the Company's $150.0 million Credit Facility. Additional availability under the Credit Facility amounted to $69.5 million at January 31, 1998. Obligations under the Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Credit Facility contains customary performance and financial covenants.

    Over the next 12 months, the Company has annual principal debt service commitments of approximately $0.1 million and expected capital expenditures of approximately $10-$15 million. The Company does not expect to incur other material commitments over this period.

    Superior's operations have typically generated substantial operating cash flows, as indicated by the $40.2 million in cash flows from operating activities generated during the nine months ended January 31, 1998. Management anticipates that the Company will continue to generate more than adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, cash and funds availability under the Credit Facility should be sufficient to cover such shortfall.

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

                                SUPERIOR TELECOM INC.
                                (Registrant)

                                By:  /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                     David S. Aldridge
Date: March 17, 1998                 CHIEF FINANCIAL OFFICER