Form 10-K
period 1998-04-30
SUPERIOR TELECOM INC
filed 1998-07-28
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
               1790 BROADWAY                           10019-1412
             NEW YORK, NEW YORK                        (Zip code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code 212-757-3333
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
         Common Stock, par value $.01 per share                           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At July 24, 1998, the registrant had 16,173,078 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $300.8 million based on the closing price of $37.313 per share of such common stock on such date.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM. 1. BUSINESS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is a leading manufacturer of copper telecommunications wire and cable products for the local loop segment of the telecommunications network in the United States and Canada (hereinafter referred to as North America). The Company also develops and manufactures data communications and other electronic equipment, including multiplexers, for defense, government and commercial applications.

    All references herein to fiscal 1996, fiscal 1997 and fiscal 1998 mean the years ended April 28, April 30 and April 30 of such years, respectively.

    The Company was incorporated in Delaware in July 1996. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

BUSINESS OVERVIEW

    The Company conducts its copper telecommunications wire and cable products business through its wholly owned subsidiary, Superior Telecommunications Inc. ("Superior"). The Company has led the North American consolidation in the copper telecommunications wire and cable industry by acquiring the U.S. and Canadian copper telecommunications wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA") in May 1995 and substantially all of the machinery, equipment and inventory of the Vancouver, B.C. copper telecommunications wire and cable business of BICC Phillips, Inc. in November 1995. Through these acquisitions, as well as through internal capacity expansion, the Company increased its annual production capacity from 28 billion conductor feet ("bcf") in one plant to an aggregate of more than 105 bcf in four geographically dispersed plants.

    Due to the industry-wide consolidation that has occurred over the past four years, the number of manufacturers has declined and the size of those remaining has increased. As a result, the Company has become a key supplier of copper wire and cable to the regional Bell operating companies ("RBOCs") and to the two largest independent telephone companies. The Company believes that it will continue to be able to compete effectively as its major customers consolidate their vendor base in order to stabilize their sources of supply and ensure timely delivery of quality products on a consistent and long-term basis. The Company estimates that its share of the North American copper telephone cable and wire market was approximately 40% for fiscal 1998.

RECENT DEVELOPMENTS

    On May 5, 1998, the Company acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works Ltd. ("Cables of Zion") for approximately $24 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange. In connection with the acquisition, the Company obtained a two-year option to purchase an additional 19% interest in Cables of Zion at the same purchase price per share (as adjusted for inflation). Cables of Zion manufactures and sells fiber and copper telecommunications products and power cables to customers in the Israeli and European markets.

REORGANIZATION, PUBLIC OFFERING AND STOCK DIVIDEND

    The Company was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior and DNE Systems, Inc. ("DNE"), were contributed to the Company. As part of the Reorganization, Alpine caused

Superior and DNE to declare dividends on their common stock in an aggregate amount of $117.1 million. Superior also issued to Alpine 20,000 shares of its 6% Cumulative Preferred Stock (the "Superior Preferred Stock"). Concurrently with the Reorganization, the Company entered into a new revolving credit facility (the "Bank Credit Facility") under which it borrowed $154.0 million with the proceeds used to repay the net amount of the intercompany debt owed to Alpine ($87.9 million) and to pay to Alpine $63.8 million of the aforementioned declared dividends.

    On October 17, 1996, the Company completed an initial public offering (the "Offering") of 7,500,000 shares of its common stock (as adjusted retroactively for a five-for-four stock split effected in January 1998), $0.01 par value (the "Common Stock"), at $12.80 per share, the net proceeds of which were used to pay the remainder of the declared dividends and to reduce the amount outstanding under the Bank Credit Facility. In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 1,125,000 shares of Common Stock (as adjusted for the aforementioned stock split) at $12.80 per share. The Company used the net proceeds of approximately $13.3 million to repurchase 562,500 shares of its Common Stock (as adjusted for the aforementioned stock split) for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Bank Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in liquidation amount of the Superior Preferred Stock. As a result of the Offering and the foregoing exchange, Alpine's ownership interest in the Company declined to 50.1%.

    In connection with the Reorganization, the Company entered into an agreement (as amended and extended to date, the "Services Agreement") with Alpine. Pursuant to the Services Agreement, Alpine provides certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to the Company for a per annum fee of $2.7 million, in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Such annual fee is estimated to reflect commercially reasonable costs for the services provided.

    On February 2, 1998 the Company effected a five-for-four stock split by paying a stock dividend on its Common Stock at the rate of one share of Common Stock for each four shares held of record at the close of business on January 23, 1998. All references to shares of Common Stock (except shares authorized) and to per share information in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 have been adjusted to give effect to this stock split on a retroactive basis.

TELECOMMUNICATIONS WIRE AND CABLE

    INDUSTRY OVERVIEW

    Copper wire and cable are the most widely-used medium for voice and data transmission in the local loop portion of the telecommunications infrastructure operated by the local exchange carriers ("LECs"), which include the RBOCs and the independent telephone operating companies. The Company believes that copper will continue to be the transmission medium of choice in the local loop due to factors such as: the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs; the lower installation and maintenance costs of copper compared to optical fiber and other media; technological advances, such as integrated services digital networks ("ISDN") and various digital subscriber line ("xDSL") technologies, including high-bit-rate digital subscriber lines ("HDSL") and asymmetric digital subscriber lines ("ADSL"), that increase the bandwidth of the installed local loop copper network, and thus allow the continued use of copper as the transmission medium for the expanded voice, data, video and multi-media uses demanded by customers; the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and the increasing demand for affordable multiple residential access lines.

    Demand for copper telecommunications wire and cable is dependent on several factors, including: the rate at which new access lines are installed in homes and businesses; the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable; and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone lines and lines dedicated to facsimile machines and computer modems which are used for, among other purposes, business communications and access to the Internet.

    A substantial majority of Superior's products sold in North America are purchased by the RBOCs and other major domestic telephone companies. Prior to the break-up of AT&T in 1984, AT&T was the sole supplier of copper telecommunications wire and cable products to the RBOCs. However, after the break-up of AT&T, the RBOC market became open to all suppliers. It is estimated that the RBOCs purchase approximately 65% of the copper telecommunications distribution wire and cable purchased by U.S. telephone companies, the two major independent telephone holding companies (GTE Corporation and Sprint Corporation) purchase approximately 19% and over 1,000 small local telephone operating companies purchase the remainder.

    The Company believes it is well-positioned to take advantage of the rapid changes in the telecommunications industry as the demand for voice, data and video services over the local loop increases dramatically and new technologies and products are developed to enable the local loop to satisfy that demand.

    INSTALLED BASE. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. It comprises approximately 173 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches, connectors and other accessory components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices, substantially all local loop lines and systems continue to be copper-based. Local loop lines are continually maintained and replaced, providing a steady demand for copper wire and cable.

    The Company believes that in the local loop, copper-based networks require significantly lower installation and maintenance costs and are easier to repair than other alternative networks (such as fiber optics). Installation of fiber optic systems is both capital and labor intensive, and deployment of fiber optic systems generally has been limited to trunk and feeder lines and wide area network configurations, where the density of voice and data traffic and the resulting high level of transmission rates required, make such systems cost efficient.

    TECHNOLOGICAL ADVANCES. Copper dominance in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include ISDN and xDSL technologies, including HDSL, ADSL and very high digital subscriber line ("VDSL"). These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet and on-line data services access, high speed local area network ("LAN") to LAN connectivity, collaborative network processing and other specialized, bandwidth-intensive applications, which have allowed telecommunications carriers, private network owners and end-user consumers to economically and efficiently utilize the existing copper wire and cable network.

    The most recent technological advance is xDSL technology. xDSL technology, which includes ADSL and HDSL, has increased the bandwidth capacity of copper networks in the local loop through sophisticated digital multiplexing and modulation techniques. xDSL technology currently expands the bandwidth transmission capacity over twisted pair copper wire in the local loop from 56,000 bits per second ("bps") to over 8 million bps, depending on distance.

    ADSL transmits interactive video and data services, including video on demand, on-line shopping, banking and other data services, as well as Internet access, over the existing copper-based local loop, requiring substantially less investment of capital and labor than alternatives such as fiber optic or hybrid fiber optic/coaxial cable systems. VDSL is similar technology to ADSL and operates at even higher bit rates over shorter distances. ADSL is asymmetric in that it is high bandwidth in one direction and lower bandwidth in the other. This arrangement is intended primarily to support one way high bandwidth applications, such as the provision of broadcast quality video into the home. It is easily installed and portable, relatively inexpensive and can be provided through the existing copper-based network to a substantial majority of existing subscribers.

    HDSL, as opposed to ADSL, derives its name from the high bandwidth that is transmitted in both directions over the copper-based network. HDSL provides advanced digital voice, data and video services with a high level of signal quality to local loop customers over the existing copper infrastructure, while tripling the distance a digital signal can travel without the need for amplification or repeaters. In contrast to fiber optic cable systems, HDSL uses a minimal amount of power on the remote end of the line, making the traditional power supplied by copper telecommunications wire sufficient for its use. In corporate campuses of office buildings, several satellite locations can be linked with HDSL quickly and inexpensively using existing copper wire or broadband service.

    ISDN is a set of digital transmission signaling protocols and interfaces that provides end-to-end digital connectivity to support a wide range of services. ISDN service over the existing copper local loop is expanding due to the increased demand for digital telecommunications applications such as remote office connectivity and Internet access. The Company believes that globally-standardized ISDN service has become a vehicle for digital network services, including Internet access, and that it currently supports the continued use of copper-based networks in the local loop.

    While these rapid and significant technological advances continue to increase the use and bandwidth of the copper local loop network, optical fiber is gradually being deployed in the feeder plant as a funnel to support the high bandwidth digital copper loops. Over the past year, the Company has developed an optical fiber cable product line which includes local loop feeder cables, LAN cables and long haul interoffice cables for both indoor premise and outside plant applications. While the Company's manufacturing capability for fiber optic cables is currently limited and sales of these products in fiscal 1998 were not material, the aforementioned acquisition of Cables of Zion is anticipated to provide the Company with an established source for additional fiber optic cable manufacturing capacity.

    DEMAND FOR NEW SERVICES. Technological advances, regulatory developments and increased competition among service providers have accelerated the demand for and introduction of new bandwidth intensive telecommunication services. These services include integrated voice and data, broadcast and conference quality video, Internet and on-line data services access, high speed LAN to LAN connectivity, collaborative network processing and other specialized, bandwidth-intensive applications.

    DEMAND FOR MULTIPLE RESIDENTIAL ACCESS LINES. An increasing number of U.S. households are installing additional access lines for multiple telephone lines, facsimile machines, access to the Internet, home offices and other purposes. Additional access lines increase the demand for copper telecommunications wire and cable in the local loop.

    BUSINESS STRATEGY

    The Company believes that the ongoing alignment of productive capacity with market demand, technological developments that have enhanced the ability of end-users to utilize the existing copper wire and cable telecommunications infrastructure for high speed data, video and imaging transmissions, industry consolidation and the Company's emphasis on new products will continue to strengthen the Company's competitive position, profitability and cash flow.

    The Company's strategy in the telecommunications products business is to:
(i) respond to the current and changing needs of its customers' communications networks and continue to expand its business in the local loop by continuing to develop, manufacture and sell a full line of telecommunications wire and cable products (including twisted pair, fiber optic and hybrid products); (ii) continue to expand its product lines to include transmission media such as data cable, including unshielded twisted pair ("UTP") with enhanced product capabilities and fiber optic cable for LAN applications; (iii) take advantage of strategic acquisition opportunities in data cable, the local loop and its other markets; and (iv) continue to expand its presence in international markets through additional acquisitions and the establishment of joint ventures or similar arrangements in select markets or with selected partners.

    PRODUCTS

    Superior manufactures a wide variety of telecommunications wire and cable products. Cable is the transmission medium in the part of the local loop from a local telephone company's central office to a subscriber's property line, whereas wire is the transmission medium that begins at the subscriber's property line and runs to the subscriber's access device, which may be either outside or on-premises. The Company's copper-based products include distribution cable, service wire and premises wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for aerial and underground use in the local loop and for on-premise applications.

    The basic unit of virtually all copper telecommunications wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Both conductors in the pair are used to complete the telecommunications connection. Twisted pairs are bundled together to form telecommunications wire and cable.

    Superior's copper telecommunications cable products range in size and are differentiated by design variations, depending on where the cable is to be installed. Cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from penetrating the cable structure. The individual copper wires in these cables utilize either a solid polyethylene or polypropylene insulation or cellular polyethylene covered with a solid polyethylene skin. Cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with solid polyethylene insulation and no filling compound. The copper telecommunications cable products normally have metallic shields for mechanical protection and electromagnetic shielding of the copper wires, as well as an outer polyethylene jacket.

    Superior's service wire products range in size from a single twisted pair to a six-pair product. Similar to copper cable products, service wire products are designed for both direct burial and aerial applications and are also manufactured in a variety of designs, including a number of different metallic shield configurations and several different jacketing materials.

    Superior's copper telecommunications wire for interior use, or premises wire, generally ranges in size from a single twisted pair to a 100-pair product. Premises wire is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and in commercial buildings to establish LANs.

    One element of the Company's strategy in the wire and cable business is to expand into performance-enhanced wire and cable products that provide opportunities for growth both within and outside the Company's basic market. The Company has developed, or is in the process of developing, a number of new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or fiber optic cable for distribution service and (ii) fiber optic cables used for trunking and feeder applications in the local loop and for trunking and distribution applications in LANs, either as indoor (premises), outside plant cables or transition cables between inside and outside plant. The outside plant cables can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to 144 fibers which are typically single mode fibers. These cables can be sold to traditional customers such as LECs as well as new customers, such as competitive local exchange carriers (CLECs), inter-exchange carriers (IXCs) and competitive access providers (CAPs). The indoor and LAN cables contain from one to 144 fibers, which are typically multimode fibers, and are used in plenum, riser and horizontal applications within buildings primarily for the datacomm market. These cables are sold to distributors and contractors as well as to existing customers.

    MARKETING AND DISTRIBUTION

    During fiscal 1998, 87.9% of Superior's net sales were to the RBOCs and the two major independent telephone companies, 9.9% of net sales were primarily to other telephone companies and data product distributors in North America and the remaining 2.2% of net sales were made outside of North America.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of six salespersons. The remainder of Superior's products is sold through distributors, original equipment manufacturers and sales representatives and agents. The Company believes that there will be further opportunity for international expansion of its wire and cable marketing and distribution either through export sales, additional acquisitions, joint ventures or similar arrangements.

    Superior's sales to the major telephone operating companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Superior supply certain of the customer's wire or cable needs as the primary supplier during the term of the agreement. Prior to awarding a contract, customers forecast their needs and manufacturers, such as Superior, bid and quote prices based upon the forecasted order amount, although customers are not obligated to purchase the forecasted amount or any minimum amount. Superior currently has multi-year agreements with respect to certain of its wire and cable products with all of the RBOCs and with the two major independent telephone companies. During fiscal 1998, sales to GTE Corporation, Bell Atlantic, Sprint Corporation, SBC Corporation, and BellSouth Corporation accounted for 19.4%, 19.0%, 17.3%, 16.2% and 13.3% of Superior's net sales, respectively. No other single customer accounted for more than 10% of Superior's net sales. Additionally, as is customary in the industry, the Company's sales to customers other than large telephone companies are primarily on the "spot" market on the basis of short-term purchase orders. In recent years these sales have declined as a proportion of total sales.

    MANUFACTURING

    Copper rod is the base component for Superior's copper wire and cable products. The manufacturing processes for these products require that the copper rod be drawn and insulated. Superior purchases copper rod of 5/16 inch diameter from third-party suppliers. Superior then "draws" the conductor to one of four American Wire Gauges ("AWGs"). Wire drawing is the process of reducing the conductor diameter by pulling the copper rod through a converging die until the specified AWG is attained. Since the reduction is limited by the breaking strength of the conductor, this operation is repeated several times internally within the machine. Individual copper conductors are then typically insulated with plastic compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it in final form as it is applied to insulate the conductor. Superior uses five primary types of insulating material compounds: high density polyethylene, high density cellular polyethylene foam, flame retardant polyethylene, fluoropolymers and polyvinyl chloride. Superior purchases these insulating compounds from a variety of suppliers.

    Superior's copper products also require that the conductors be "twisted" so that two insulated single conductors are combined to create a twisted pair. Superior's copper products are often "cabled" or "stranded" so that multiple twisted pairs of insulated conductors are combined to form larger units of multiple pair cables. Typically, cabling or stranding is done only on large (I.E., 25 or more) numbers of pairs. Smaller numbers of pairs are not cabled, but are sent directly for jacketing.

    Superior's copper wire and cable products are then "jacketed" or covered through the application of filling and flooding compounds and shielding tapes to the twisted pair. Products to be installed underground are protected by metallic shielding (e.g., aluminum and steel) for electrical and mechanical isolation and by plastic compounds of polyvinyl chloride or polyethylene for protection against water and other sources of corrosion and interference. After the wire and cable products are fabricated, they are packaged and shipped either directly to customers or to distributors.

    Fiber optic cables share some of the copper cable manufacturing processes, methods and procedures such as jacketing and shielding or armoring. Generally, there are two broad categories of fiber optic cable designs: loose tube and tight buffered. In loose tube construction, a plastic tube is loosely extruded over a number of optical fibers and several of these loose tube bundles can be arranged around a central strength member. This unit may then be armored and jacketed in a process similar to that used for copper cables. Tight buffered cables typically have an aramid yarn tightly wrapped around each optical fiber for strength, and the fibers are then bundled together and jacketed. Tight buffered cables are generally intended for indoor installations for high speed data and LAN applications.

    RAW MATERIALS

    The principal raw materials used by Superior in the manufacture of its copper wire and cable products are copper, aluminum, bronze, steel and plastics such as polyethylene and polyvinyl chloride. These raw materials are available from several sources and Superior has not experienced any shortages in the recent past.

    The cost of copper, the most significant raw material used by Superior in its wire and cable business, has been subject to considerable volatility over the years. However, this volatility has not had, nor is it expected to have, an impact on Superior's profitability due to customers' contractual arrangements that provide for the pass-through of changes in copper costs through price revisions (typically quarterly). Nevertheless, sharp increases in the price of copper can reduce demand if telephone companies decide to defer their purchases of copper telecommunications wire and cable products until copper prices decline.

    From time to time, particular plastics have been difficult to obtain but, with the exception of Teflon-- used for UTP production, which is in short supply, none of these shortages has required Superior to limit production. The inability of Superior to obtain sufficient quantities of raw materials could adversely affect its operating results.

    FOREIGN SALES

    The Company's copper telecommunications wire and cable business has a plant in Winnipeg, Manitoba that supplies both the Canadian and U.S. markets. Superior's net export sales during fiscal 1998 to customers outside North America were $10.9 million, or 2.2% of net sales, of which the majority was to customers in Latin America.

    COMPETITION

    The copper telecommunications wire and cable business is very competitive. Superior has three major domestic competitors in the copper telecommunications wire and cable business: Cable Systems International, Inc.; General Cable Corporation, a public company and formerly a subsidiary of Wassall, plc; and Essex International, Inc., a public company. Competition in this market is based on price, service and quality. Because several RBOCs have adopted policies of limiting the number of their suppliers and requiring that these suppliers provide additional services, the degree of competition based on service has increased.

DATA COMMUNICATIONS AND ELECTRONICS

    DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. During fiscal 1998, DNE achieved sales of $5.5 million of commercial versions of its military multiplexer to both domestic companies and a multinational manufacturing company for commercial paging services. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers.

    The Company has reduced its dependence on the defense market in recent years primarily by taking advantage of opportunities to manufacture equipment on a contract basis. The Company provides contract manufacturing services for subassembly equipment to original equipment manufacturers in the technology industry and NASA. The Company expects to expand its contract manufacturing services business for its existing commercial customers and to add additional commercial customers in the future. In fiscal 1998, DNE's sales to customers other than departments of the U.S. government accounted for 46.7% of DNE's sales, compared to 35.4% in fiscal 1997 and 33.6% in fiscal 1996.

RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the telecommunications industry, Superior established a product development center during the fourth quarter of fiscal 1997. This 39,000 square foot facility is located in Kennesaw, Georgia (within 15 miles of Superior's corporate headquarters) and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in LANs as well as telephone networks. While not material to consolidated sales, initial sales and shipments of these products did begin in fiscal 1998.

    Superior also has development projects underway for performance enhanced copper-based wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line for certain LAN data transmission applications.

    The Company believes its ability to capitalize on new product offerings will be enhanced by the establishment of its product development center. Further, the Company intends to continue to explore and exploit new product development opportunities to meet the needs of its customers.

    In order to compete for contracts, DNE frequently invests its own funds in research and development in order to determine the financial and practical feasibility of manufacturing products. DNE is continuing its development of an integrated multiplexer with expanded capabilities for use in both the commercial and military markets.

    Aggregate research and development expense of Superior and DNE during fiscal 1996, 1997 and 1998 amounted to $1.4 million, $2.2 million and $3.0 million, respectively.

    Although the Company holds certain trademarks, licenses and patents, none is considered to be material to its business.

EMPLOYEES

    As of April 30, 1998, the Company employed 1,676 people, including 1,550 in the telecommunications wire and cable business and 126 in the data communications and electronics business.

    Approximately 420 persons employed at the Company's Winnipeg and Elizabethtown plants are represented by unions.

    The Company considers relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

    Superior's and DNE's manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental and land use laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products and often imposing stringent permitting requirements. Compliance with these laws and regulations has not been material to the operations, business or financial results of either company and has not had a material effect upon their respective capital expenditures, earnings or competitive position. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business or financial results of the Company.

    Operations of Superior and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Superior is presently involved in investigatory and remedial activities at a site under the oversight of state governmental authorities which is not expected to have any material adverse effect on the Company.

ITEM 2. PROPERTIES

    The Company conducts its principal operations at the facilities described below:

                                                                                SQUARE
LOCATION                                                PRODUCTS                FOOTAGE        LEASED/OWNED
-----------------------------------------  ----------------------------------  ---------  -----------------------
Brownwood, Texas.........................  Telecommunications service and        328,000  Leased (expires 2013)
                                           premise wire and distribution                  (subject to five
                                           cable                                          five-year renewals)
Tarboro, North Carolina..................  Telecommunications service wire       295,000  Owned
                                           and distribution cable
Winnipeg, Manitoba.......................  Telecommunications service and        190,000  Owned
                                           premise wire and distribution
                                           cable
Elizabethtown, Kentucky..................  Telecommunications distribution       163,000  Owned
                                           cable
Kennesaw, Georgia........................  Telecommunications and premise         39,000  Leased (expires 2002)
                                           wire and cable product development
Wallingford, Connecticut.................  Data communications and                65,000  Leased (expires 2007)
                                           electronics
Atlanta, Georgia.........................  Corporate offices                      30,600  Leased (expires 2001)

    Depending on product mix, aggregate capacity in the Company's four telecommunications wire and cable facilities currently ranges from 100-105 bcf. Each of these facilities is operating at utilization rates in excess of 95%. These facilities are suitable and adequate for the businesses being conducted in this segment. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology and increase capacity in existing product lines, and for cost reduction initiatives.

    The Company's data communications and electronics facility in Wallingford is adequate and suitable for the business being conducted and operates at a utilization rate of between 60% and 70%.

ITEM 3. LEGAL PROCEEDINGS

    There are no threatened or pending litigations or proceedings that management believes will have a material adverse effect on the operations, financial condition or liquidity of the Company.

    The Company and certain of its subsidiaries are defendants in lawsuits, certain of which lawsuits are insured claims arising in the ordinary course of the operations of the Company and such subsidiaries, and none of which management believes will have a material adverse effect on the operations, financial condition or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol SUT. The following table sets forth the high and low daily closing sales prices for the Common Stock as reported on the NYSE for fiscal 1997 since October 11, 1996, when the Common Stock was first traded on the NYSE and for fiscal 1998.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
Fiscal 1997
  Second Quarter (October 11-October 31, 1996).................................................  $   14.20  $   12.90
  Third Quarter................................................................................      20.70      13.80
  Fourth Quarter...............................................................................      20.10      15.80

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
Fiscal 1998
  First Quarter................................................................................  $   26.25  $   17.10
  Second Quarter...............................................................................      32.70      23.50
  Third Quarter................................................................................      32.05      26.40
  Fourth Quarter...............................................................................      43.00      31.13

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At July 24, 1998, 16,173,078 shares of the Common Stock were issued and outstanding and there were approximately 2,000 record holders thereof.

    (c) Dividends.

    On January 15, 1998, the Company's Board of Directors declared a $0.25 per share cash dividend on the Common Stock payable quarterly at a rate of $0.0625 per share. Payment of each quarterly dividend is subject to approval by the Board of Directors and certain covenants related to bank facilities. Quarterly dividends were declared during the Company's third and fourth fiscal quarters ended January 31, 1998 and April 30, 1998, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical financial data of the Company. The financial data includes the combined results of operations of Superior and DNE on a prospective basis from the date such entities were acquired by Alpine through April 28, 1996. With respect to Superior, such acquisition by Alpine occurred in November 1993; thus, the results for Superior are included for the six-month period ended May 1, 1994 and for the years ended April 30, 1995, April 28, 1996 and April 30, 1997 and 1998. In addition, the results of operations of Superior for the years ended April 28, 1996 and April 30, 1997 and 1998 include the operations of the Alcatel Business, which was acquired by Superior on May 11, 1995. For the year ended April 30, 1997, the results of operations reflect the combined results of Superior and DNE for the five-month period prior to the Reorganization and their inclusion as subsidiaries of the Company combined with the historical results of the Company for the seven-month period ended April 30, 1997. This information should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1998 are derived from the audited consolidated financial statements of the Company.

                                                                            FISCAL YEAR ENDED
                                                        ---------------------------------------------------------
                                                         MAY 1,    APRIL 30,   APRIL 28,   APRIL 30,   APRIL 30,
                                                          1994        1995        1996        1997        1998
                                                        ---------  ----------  ----------  ----------  ----------

                                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.............................................  $  68,510  $  164,485  $  410,413  $  463,840  $  516,599
Cost of goods sold....................................     56,250     142,114     362,854     384,271     417,358
                                                        ---------  ----------  ----------  ----------  ----------
  Gross profit........................................     12,260      22,371      47,559      79,569      99,241
Selling, general and administrative expenses..........      8,884      11,632      14,223      17,166      22,181
Amortization of goodwill..............................      2,186       1,124       1,556       1,726       1,715
                                                        ---------  ----------  ----------  ----------  ----------
  Operating income....................................      1,190       9,615      31,780      60,677      75,345
Interest expense, net.................................     (1,742)     (3,700)    (17,006)    (12,869)     (7,815)
Preferred stock dividends of subsidiary...............     --          --          --            (319)        (37)
Other income (expense)................................        (61)        231          55         (24)        (32)
                                                        ---------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations before income
  taxes...............................................       (613)      6,146      14,829      47,465      67,461
Provision for income taxes............................       (521)     (2,240)     (6,722)    (18,989)    (26,786)
                                                        ---------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations..............     (1,134)      3,906       8,107      28,476      40,675
(Loss) from discontinued operations...................       (287)       (176)     --          --          --
                                                        ---------  ----------  ----------  ----------  ----------
  Income (loss) before extraordinary (loss)...........     (1,421)      3,730       8,107      28,476      40,675
Extraordinary (loss) on early extinguishment of
  debt................................................     --          --          (2,645)     --          --
                                                        ---------  ----------  ----------  ----------  ----------
  Net income (loss)...................................  $  (1,421) $    3,730  $    5,462  $   28,476  $   40,675
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------

                                                              MAY 1,    APRIL 30,  APRIL 28,  APRIL 30,  APRIL 30,
                                                               1994       1995       1996       1997       1998
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital............................................  $  23,558  $  22,750  $  58,726  $  47,617  $  38,532
Total assets...............................................    115,338    120,127    244,065    238,108    232,243
Total debt, including intercompany.........................     39,095     37,067    125,760    122,089     75,380
Total stockholders' equity.................................     48,123     49,854     51,656     44,028     82,206

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

RESULTS OF OPERATIONS

    To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on historical information for the year ended April 30, 1998 and pro forma information for the years ended April 28, 1996 and April 30, 1997. Comparisons of the Company's historical financial results for the years ended April 28, 1996 and April 30, 1997 are less relevant to an understanding of the Company due to the significance of the Reorganization and Offering in October 1996 and the acquisition of the Alcatel Business on May 11, 1995. Accordingly, the pro forma information in the following table and the period-to-period comparisons in this Management's Discussion and Analysis are based on financial data and pro forma adjustments which reflect (i) the combined historical results of operations of Superior and DNE prior to the Reorganization and their inclusion as subsidiaries of the Company, (ii) pro forma adjustments to selling, general and administrative expenses, interest expense and income tax expense to reflect the impact of the Reorganization and the Offering (see Note 1 to the April 30, 1998 consolidated financial statements), as if such transactions had occurred on May 1, 1995, and (iii) the historical results of operations of the Alcatel Business prior to its acquisition by the Company on May 11, 1995 (including pro forma adjustments related to depreciation, amortization and selling, general and administrative expenses). The pro forma adjustments noted above are more fully described in the footnotes accompanying the following comparative table.

                       COMBINED UNAUDITED OPERATING DATA

                                                                                 FISCAL YEAR ENDED APRIL, (1)
                                                                             -------------------------------------
                                                                                1996         1997         1998
                                                                             (PRO FORMA)  (PRO FORMA)  (HISTORICAL)
                                                                             -----------  -----------  -----------

                                                                                    (DOLLARS IN THOUSANDS)
Net sales (1)
  Telecommunications wire and cable........................................   $ 391,758    $ 442,486    $ 491,737
  Data communications and electronics......................................      26,176       21,354       24,862
                                                                             -----------  -----------  -----------
    Combined net sales.....................................................     417,934      463,840      516,599
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gross profit (1)
  Telecommunications wire and cable........................................   $  40,267    $  74,065    $  91,752
  Data communications and electronics......................................       7,887        5,504        7,489
                                                                             -----------  -----------  -----------
    Combined gross profit..................................................      48,154       79,569       99,241
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Selling, general and administrative expenses (1), (2)
  Telecommunications wire and cable........................................   $   8,408    $   9,559    $  12,633
  Data communications and electronics......................................       5,848        5,948        5,633
  Corporate (5)............................................................       2,000        2,491        3,915
                                                                             -----------  -----------  -----------
    Combined selling, general and administrative expenses..................      16,256       17,998       22,181
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Amortization of goodwill (1)
  Telecommunications wire and cable........................................   $   1,570    $   1,727    $   1,715
  Data communications and electronics......................................      --           --           --
                                                                             -----------  -----------  -----------
    Combined amortization of goodwill......................................       1,570        1,727        1,715
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating income (loss)
  Telecommunications wire and cable........................................   $  30,289    $  62,779    $  77,404
  Data communications and electronics......................................       2,039         (444)       1,856
  Corporate................................................................      (2,000)      (2,491)      (3,915)
                                                                             -----------  -----------  -----------
    Combined operating income..............................................      30,328       59,844       75,345
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating income (loss)....................................................   $  30,328    $  59,844    $  75,345
Interest expense, net (3)..................................................     (10,160)      (9,887)      (7,815)
Preferred stock dividends of subsidiary (4)................................        (716)        (576)         (37)
Other income (expense).....................................................          55          (25)         (32)
                                                                             -----------  -----------  -----------
  Income before income taxes...............................................      19,507       49,356       67,461
Provision for income taxes (5).............................................      (8,088)     (19,865)     (26,786)
                                                                             -----------  -----------  -----------
  Net income...............................................................   $  11,419    $  29,491    $  40,675
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income per diluted share of common stock (6)...........................   $    0.71    $    1.81    $    2.46
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                                                                             AS A PERCENTAGE OF NET SALES
                                                                            -------------------------------
Supplemental Data:
Gross margin
  Telecommunications wire and cable.......................................       10.3%      16.7%      18.7%
  Data communications and electronics.....................................       30.1       25.8       30.1
    Combined gross margin.................................................       11.5       17.2       19.2
Operating income margin
  Telecommunications wire and cable.......................................        7.7       14.2       15.7
    Data communications and electronics...................................        7.8       (2.1)       7.5
    Combined operating income margin......................................        7.3       12.9       14.6

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

                                                                                      UNAUDITED PRO FORMA
                                                                                         OPERATING DATA
                                                                                    FISCAL YEAR ENDED APRIL,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------

                                                                                     (DOLLARS IN THOUSANDS)
Net sales....................................................................  $  357,400  $  431,900  $  484,900
Gross profit.................................................................      40,267      74,065      91,752
Gross margin percentage......................................................        11.3%       17.1%       18.9%

------------------------

Notes to Unaudited Pro Forma Operating Data For The Years Ended April 28, 1996 And April 30, 1997:

(1) For the year ended April 28, 1996, net sales, gross profit, selling, general and administrative expenses and amortization of goodwill have been increased by $7.5 million, $0.6 million, $33,000 and $14,000, respectively, to reflect the acquisition of the Alcatel Business as if the acquisition had been completed on May 1, 1994.

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

(4) For periods prior to the Offering, reflects dividends on $11.9 million (face amount) of Superior Preferred Stock which remained outstanding subsequent to the Reorganization, the Offering and the exercise of the underwriters' overallotment option (see Note 1 to the April 30, 1998 consolidated financial statements).

(5) Income tax expense for periods prior to the Offering has been adjusted to reflect estimated tax expenses as if the Company had filed a separate federal income tax return for all periods presented.

(6) Income per share of Common Stock for periods prior to the Offering has been calculated based upon 16,155,060 split-adjusted shares outstanding, which assumes completion of the Offering and exercise of the underwriters' overallotment option (see Note 1 to the April 30, 1998 consolidated financial statements).

SUPERIOR--RESULTS OF OPERATIONS

    Superior achieved substantial growth in revenues and profitability in both fiscal 1998 and 1997. This growth reflects continued strong demand for copper telecommunications wire and cable products from the RBOCs and major independent telephone companies, improving margins relative to product price increases and product cost reductions, and lower interest charges resulting from debt reductions associated with strong cash flow generated in fiscal 1998 and fiscal 1997.

    In fiscal 1998, Superior's net sales were $491.7 million representing an increase of $49.3 million, or 11.1%, as compared to fiscal 1997 net sales of $442.5 million. Comparative fiscal 1997 net sales reflected a similar trend, increasing by 12.9%, or $50.7 million, as compared to fiscal 1996. The comparative increase in fiscal 1998 and fiscal 1997 net sales adjusted to a constant copper cost of $1.00 per pound was 12.3% and 20.8%, respectively (see "Supplemental Data" for Superior included elsewhere herein).

    The increase in net sales in both fiscal 1998 and fiscal 1997 resulted from a number of factors including: (1) the increased demand in recent years for copper wire and cable products due to both the growth in new copper-based telephone access lines and increased maintenance spending by several of Superior's major telephone company customers; (2) an increase in Superior's market share in both fiscal 1997 and fiscal 1998 resulting from new multi-year supply agreements entered into during such periods; and (3) the impact of price increases instituted during the latter half of fiscal 1996 on substantially all of Superior's long-term supply agreements (which supply agreements constitute in excess of 90% of Superior's net sales). To keep pace with the growth in demand and increased market share, Superior has increased its annual production capacity (measured in billions of conductor feet or "bcf") from approximately 80 bcf in early fiscal 1995 to more than 105 bcf at the end of fiscal 1998. Superior intends to further increase its bcf production capability in fiscal 1999 as required to meet additional anticipated product demand and market share growth (see "Liquidity and Capital Resources" for discussion of fiscal 1999 capital expenditure initiatives).

    Along with the increase in revenues in fiscal 1998 and fiscal 1997, Superior also achieved substantial growth in gross profit and a significant increase in its gross margin percentage during such fiscal periods. In fiscal 1998, gross profit increased $17.7 million, or 23.9%, to $91.8 million, as compared to fiscal 1997 gross profit of $74.1 million. The comparative increase in gross profit in fiscal 1997 was $33.8 million, or 83.9%, as compared to fiscal 1996. The gross margin percentage for fiscal 1996, 1997 and 1998 based on (i) net sales as reported and (ii) net sales adjusted to a constant copper price of $1.00 per pound (see "Supplemental Data" for Superior) was as follows:

                                                                                              GROSS MARGIN PERCENTAGE
                                                                                                     BASED ON:
                                                                                              ------------------------
                                                                                                            ADJUSTED
                                                                                               NET SALES    NET SALES
                                                                                              -----------  -----------
Fiscal 1996.................................................................................        10.3%        11.3%
Fiscal 1997.................................................................................        16.7%        17.1%
Fiscal 1998.................................................................................        18.7%        18.9%

    Superior has generated sequentially improving gross margins for each fiscal quarter during the past three fiscal years, beginning with the first quarter of fiscal 1996 (which was the period in which the acquisition of the Alcatel Business was completed). The increasing gross margin for the past three fiscal years is attributable to a combination of factors, including: (i) the aforementioned price increases instituted primarily during the latter half of fiscal 1996 on substantially all of Superior's existing customer contract business; (ii) higher market prices on new multi-year supply agreements entered into in fiscal 1997 and fiscal 1998; (iii) manufacturing cost reductions resulting from the integration of the Alcatel Business and from capital expenditures and other cost reduction initiatives focused on production efficiencies; and (iv) improved cost absorption resulting from higher production volume.

    Selling, general and administrative expenses ("SG&A expenses") increased from $8.4 million in fiscal 1996 to $9.6 million in fiscal 1997 and to $12.6 million in fiscal 1998. The increase in SG&A expenses in fiscal 1997 and fiscal 1998 was attributable to: (i) costs associated with incremental sales and marketing staff to support the increased level of sales activity; (ii) expansion of administrative activities, particularly in the area of information systems, to support the level of growth and the integration of the Alcatel Business operations; (iii) in fiscal 1997 and 1998, the expansion of product development activities, including the establishment and staffing of a product development facility in the fourth quarter of fiscal 1997; and (iv) in fiscal 1998, an increase in charges pursuant to the Services Agreement with Alpine (see Note 12 to the Consolidated Financial Statements).

    Commensurate with the growth in net sales and gross profit, Superior's operating income increased substantially in both fiscal 1998 and fiscal 1997. Operating income in fiscal 1998 was $77.4 million, representing an increase of 23.3%, as compared to fiscal 1997 operating income of $62.8 million. The comparative growth in fiscal 1997 operating income was $32.5 million, or 107.3%, as compared to fiscal 1996. During this same period, operating income as a percentage of net sales increased from 7.7% in fiscal 1996 to 14.2% and 15.7% in fiscal 1997 and fiscal 1998, respectively.

DNE--RESULTS OF OPERATIONS

    During fiscal 1998, DNE experienced significant shipments under its first major commercial multiplexer project, along with an improvement in government-related revenues, offset by a decline in contract manufacturing activities. As a result, DNE's comparative net sales increased $3.5 million in fiscal 1998 and operating income increased from a loss of $0.4 million in fiscal 1997 to operating income of $1.9 million in fiscal 1998. In fiscal 1997, DNE's comparative net sales declined by 18.4% as compared to fiscal 1996 primarily as a result of a slowdown in government purchases of DNE's military and electronic products. Along with the decline in DNE's fiscal 1997 net sales, operating income also decreased from $2.0 million in fiscal 1996 to an operating loss of $0.4 million in fiscal 1997.

CONSOLIDATED RESULTS OF OPERATIONS

    The overall growth in sales of Superior's and DNE's products gave rise to an overall comparative increase in consolidated net sales and operating income in both fiscal 1998 and fiscal 1997. Fiscal 1998 consolidated net sales were $516.6 million, representing an increase over fiscal 1997 net sales of 11.4%. Fiscal 1997 consolidated net sales of $463.8 million represented an increase of 11.0% over fiscal 1996 net sales. Consolidated net sales adjusted to a constant copper cost of $1.00 per pound (see "Supplemental Data" for Superior) reflected a comparative increase of 12.5% and 18.2% in fiscal 1998 and fiscal 1997, respectively. The aforementioned increases in net sales and gross profit gave rise to a consolidated increase in operating income of 26% and 98% in fiscal 1998 and fiscal 1997, respectively.

    Net interest expense was $7.8 million for fiscal 1998, or $2.1 million less than pro forma interest expense for fiscal 1997. As discussed in Note 3 to the "Combined Unaudited Pro Forma Operating Data" included elsewhere herein, pro forma interest expense for the periods prior to the Offering (prior to October 17, 1996) was based on (i) an assumed outstanding balance under the Bank Credit Facility of $110.0-115.0 million with interest calculated at current prevailing interest rates and after giving effect to the amortization of deferred loan fees and other bank fees associated with the credit facility, and (ii) interest expense at contractual rates on other outstanding debt of the Company with a principal balance of $9.6 million at April 30, 1997. The decrease in interest expense in fiscal 1998 resulted from a reduction in the weighted average cost of borrowing, along with a decline in total debt from $121.3 million at April 30, 1997 to $75.0 million at April 30, 1998.

    Consolidated income tax expense for the periods prior to the Offering was calculated assuming that the Company filed a consolidated U.S. federal tax return (reflecting the combined operations of Superior and DNE). As a result, consolidated income tax expense reflected a relatively constant effective tax rate of 39.7%, 40.2%, and 41.5% for fiscal 1998, 1997 and 1996, respectively.

    As a result of the substantial increase in consolidated operating income and the reduction in interest expense, the Company recorded a significant increase in earnings and earnings per share in both fiscal 1998 and fiscal 1997. Consolidated net income for fiscal 1998 was $40.7 million (or $2.46 per diluted share), representing an increase of $11.2 million, or 38%, over pro forma net income of $29.5 million (or $1.81 per share) for fiscal 1997. Consolidated pro forma net income in fiscal 1997 increased $18.1 million over fiscal 1996 pro forma net income of $11.4 million (or $0.71 per share).

           SUPPLEMENTAL COMMENTS ON HISTORICAL RESULTS OF OPERATIONS

    The pro forma impact of the acquisition of the Alcatel Business and the Reorganization and Offering did not materially impact net sales and operating income in either fiscal 1996, 1997 or 1998. Accordingly, the trends in historical combined net sales and operating income are consistent with management's discussion of the pro forma results of operations for such periods included elsewhere herein.

FISCAL 1997 COMPARED TO FISCAL 1996

    Comparative historical combined interest expense in fiscal 1997 declined by $4.4 million to $12.9 million for fiscal 1997 as a result of a reduction in outstanding debt and a reduction in interest rates associated with such debt, both of which were attributable to the impact of the Reorganization, the Offering and associated debt refinancings.

    Historical combined net income from continuing operations increased to $28.5 million in fiscal 1997, as compared to $8.1 million in fiscal 1996. This increase resulted from the substantial increase in operating income combined with a reduction in interest expense.

FISCAL 1998 COMPARED TO FISCAL 1997

    Comparative historical interest expense in fiscal 1998 declined by $4.8 million, from $12.9 million in fiscal 1997 to $8.1 million in fiscal 1998. Historical net income increased to $40.7 million in fiscal 1998, as compared to $28.5 million in fiscal 1997. The trends in interest expense and net income in fiscal 1998 as compared to fiscal 1997 are consistent with management's discussion of the pro forma results of operations for such periods included elsewhere herein.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the fiscal year ended April 30, 1998, the Company generated $69.6 million in cash flow from operating activities, consisting of $51.2 million in income generated from operations (net income plus non-cash charges) plus $18.4 million in cash flow generated from net working capital changes. Cash used by investing activities amounted to $13.4 million, consisting primarily of capital expenditures, net of proceeds from sales of assets. Cash used for financing activities amounted to $47.4 million, the major components of which include the repayment of $42.3 million under the Bank Credit Facility, the repayment of $4.0 million of long-term borrowings and the payment of $1.0 million of dividends on Common Stock.

    The Company's capital structure at April 30, 1998 consisted of $75.0 million in debt, $0.6 million in Superior Preferred Stock and $82.2 million in total stockholders' equity. Included in the Company's debt balance is $69.4 million outstanding under the Bank Credit Facility. Additional availability under the Bank Credit Facility amounted to $80.6 million at April 30, 1998. Obligations under the Bank Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Bank Credit Facility contains customary performance and financial covenants.

    Over the next twelve months, the Company has no material principal debt service commitments. However, the Company expects to invest approximately $18-$23 million in capital expenditures over the next twelve-month period to facilitate (i) expansion of its existing telephone product production capacity to meet growing demand and increasing market share, (ii) expansion of its product line to include fiber, coaxial and additional high performance and hybrid copper products and (iii) investment in identified cost reduction projects.

    In addition to funding requirements for capital expenditures, on May 5, 1998 the Company completed the acquisition of 51% of the outstanding shares of common stock of Cables of Zion for approximately $24 million in cash, which was funded by borrowings under the Bank Credit Facility.

    The Company's operations have typically generated substantial operating cash flows. For the fiscal year ended April 30, 1998, the Company generated $69.6 million in cash flows from operating activities, which is significantly greater than amounts needed to meet its annual principal debt service and projected capital commitment requirements. Management anticipates that the Company will continue to generate more than adequate cash flows from operating activities to meet the Company's annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, the Company believes that cash and funds available under the Bank Credit Facility (even after considering funds utilized for the Cables of Zion acquisition) should be sufficient to cover such shortfall.

YEAR 2000

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN EXCHANGE RATES AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of April 30, 1998 and 1997 and for each of the three years in the period ended April 30, 1998 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    (b) The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1998.

ITEM 14(C) EXHIBITS

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------

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

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
     2(d)  Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd., ISAL
           Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to
           Exhibit 1 to the Current Report on Form 8-K of the Company dated May 5, 1998)

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

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
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

    10(r)  Exchange Agreement between the Company and Alpine, dated October 2, 1996 (incorporated herein by reference to Exhibit 10.10 to the S-1)

    10(s)  Services Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.4 to the S-1)

    10(t)  Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended April 30, 1997)

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

   10(w)*  Amendment No. 2, dated as of May 1, 1998, to the Services Agreement

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

Dated: July 28, 1998

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
     /s/ STEVEN S. ELBAUM         President, Chief
------------------------------    Executive Officer and         July 28, 1998
       Steven S. Elbaum           Director (principal
                                  executive officer)

                                Chief Financial Officer and
    /s/ DAVID S. ALDRIDGE         Treasurer (principal
------------------------------    financial and accounting      July 28, 1998
      David S. Aldridge           officer)

    /s/ EUGENE P. CONNELL       Director
------------------------------                                  July 28, 1998
      Eugene P. Connell

    /s/ ROBERT J. LEVENSON      Director
------------------------------                                  July 28, 1998
      Robert J. Levenson

     /s/ CHARLES Y.C. TSE       Director
------------------------------                                  July 28, 1998
       Charles Y.C. Tse

      /s/ BRAGI F. SCHUT        Director
------------------------------                                  July 28, 1998
        Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                      ------------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants............................................................           F-2

Consolidated balance sheets of Superior TeleCom Inc. and subsidiaries as of April 30, 1997 and
  1998..............................................................................................           F-3

Combined statements of operations of Superior Telecommunications Inc. and subsidiary and DNE
  Systems, Inc. and subsidiaries for the year ended April 28, 1996 and for the five months ended
  October 1, 1996 and consolidated statements of operations of Superior TeleCom Inc. and
  subsidiaries for the seven months ended April 30, 1997 and for the year ended April 30, 1998......           F-4

Combined statements of stockholder's equity of Superior Telecommunications Inc. and subsidiary and
  DNE Systems, Inc. and subsidiaries for the year ended April 28, 1996 and for the five months ended
  October 1, 1996 and consolidated statements of stockholders' equity of Superior TeleCom Inc. and
  subsidiaries for the seven months ended April 30, 1997 and for the year ended April 30, 1998......    F-5 -- F-6

Combined statements of cash flows of Superior Telecommunications Inc. and subsidiary and DNE
  Systems, Inc. and subsidiaries for the year ended April 28, 1996 and for the five months ended
  October 1, 1996 and consolidated statements of cash flows of Superior TeleCom Inc. and
  subsidiaries for the seven months ended April 30, 1997 and for the year ended April 30, 1998......    F-7 -- F-8

Notes to consolidated financial statements..........................................................           F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Superior TeleCom Inc.:

    We have audited the accompanying consolidated balance sheets of Superior TeleCom Inc. and subsidiaries as of April 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the seven months ended April 30, 1997 and for the year ended April 30, 1998. We have also audited the combined statements of operations, stockholder's equity, and cash flows of Superior Telecommunications Inc. and subsidiary and DNE Systems, Inc. and subsidiaries (collectively referred to as the "Companies" as contributed to Superior TeleCom Inc. in connection with the Reorganization as discussed in Note 1) for the year ended April 28, 1996 and for the five months ended October 1, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of April 30, 1997 and April 30, 1998 and the results of their operations and their cash flows for the year ended April 28, 1996, the five months ended October 1, 1996, the seven months ended April 30, 1997, and the year ended April 30, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Atlanta, Georgia
June 2, 1998

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            APRIL 30,   APRIL 30,
                                                                                               1997        1998
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
                                                ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    1,052  $    9,866
  Accounts receivable (less allowance for doubtful accounts of $174 in 1997 and $177 in
    1998).................................................................................      48,099      41,108
  Inventories.............................................................................      56,262      43,190
  Other current assets....................................................................       4,554       6,683
                                                                                            ----------  ----------
    Total current assets..................................................................     109,967     100,847
Property, plant and equipment, net........................................................      77,023      83,121
Other assets..............................................................................       4,666       3,792
Goodwill, net.............................................................................      46,452      44,483
                                                                                            ----------  ----------
    Total assets..........................................................................  $  238,108  $  232,243
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   43,594  $   43,815
  Accrued expenses........................................................................      17,529      18,003
  Current portion of long-term debt.......................................................         430         139
  Due to Alpine...........................................................................         797         358
                                                                                            ----------  ----------
    Total current liabilities.............................................................      62,350      62,315
Long-term debt, less current portion......................................................     120,862      74,883
Other long-term liabilities...............................................................      10,868      12,839
                                                                                            ----------  ----------
    Total liabilities.....................................................................     194,080     150,037
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; authorized 25,000,000 shares; 12,926,536 and 16,170,666
  shares issued and outstanding in 1997 and 1998, respectively............................         129         162
Capital in excess of par value............................................................      27,340      27,528
Cumulative translation adjustment.........................................................        (831)     (1,528)
Retained earnings.........................................................................      17,390      56,044
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................      44,028      82,206
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  238,108  $  232,243
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FIVE       SEVEN
                                                                      YEAR       MONTHS      MONTHS       YEAR
                                                                     ENDED       ENDED       ENDED       ENDED
                                                                   APRIL 28,   OCTOBER 1,  APRIL 30,   APRIL 30,
                                                                      1996        1996        1997        1998
                                                                   ----------  ----------  ----------  ----------
                                                                    (NOTE 1)    (NOTE 1)    (NOTE 1)

                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales........................................................  $  410,413  $  211,025  $  252,815  $  516,599
Cost of goods sold...............................................     362,854     178,224     206,047     417,358
                                                                   ----------  ----------  ----------  ----------
  Gross profit...................................................      47,559      32,801      46,768      99,241
Selling, general and administrative expenses.....................      14,223       6,591      10,575      22,181
Amortization of goodwill.........................................       1,556         721       1,005       1,715
                                                                   ----------  ----------  ----------  ----------
  Operating income...............................................      31,780      25,489      35,188      75,345
Interest income..................................................         349      --              38         275
Interest expense.................................................     (17,355)     (6,973)     (5,934)     (8,090)
Other income (expense), net......................................          55         (62)       (281)        (69)
                                                                   ----------  ----------  ----------  ----------
  Income before income taxes and extraordinary (loss)............      14,829      18,454      29,011      67,461
Provision for income taxes.......................................      (6,722)     (7,368)    (11,621)    (26,786)
                                                                   ----------  ----------  ----------  ----------
  Income before extraordinary (loss).............................       8,107      11,086      17,390      40,675
Extraordinary (loss) on early extinguishment of debt.............      (2,645)     --          --          --
                                                                   ----------  ----------  ----------  ----------
  Net income.....................................................  $    5,462  $   11,086  $   17,390  $   40,675
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share of common stock:
  Basic..........................................................                          $     1.13  $     2.52
                                                                                           ----------  ----------
                                                                                           ----------  ----------
  Diluted........................................................                          $     1.12  $     2.46
                                                                                           ----------  ----------
                                                                                           ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED APRIL 28, 1996, FIVE MONTHS ENDED OCTOBER 1, 1996, SEVEN
           MONTHS ENDED APRIL 30, 1997, AND YEAR ENDED APRIL 30, 1998

                                                                                     SUPERIOR                 SUPERIOR
                                                            DNE                 TELECOMMUNICATIONS            TELECOM
                                                       SYSTEMS, INC.                   INC.                     INC.
                                                        COMMON STOCK               COMMON STOCK             COMMON STOCK
                                                 --------------------------  ------------------------  ----------------------
                                                   SHARES        AMOUNT        SHARES       AMOUNT      SHARES      AMOUNT
                                                 -----------  -------------  -----------  -----------  ---------  -----------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
    Balance at April 30, 1995..................         750     $       1         1,000    $  --          --       $  --
Contribution from Alpine.......................
Transfer of Posterloid to Alpine...............
Foreign currency translation...................
Net income for the year ended April 28, 1996...
                                                                       --
                                                        ---                  -----------         ---   ---------       -----
    Balance at April 28, 1996..................         750             1         1,000       --          --          --

6% Cumulative Preferred Stock, $1,000
  liquidation preference, issued by Superior
  Telecommunications Inc.......................
Foreign currency translation...................
Net income for the five months ended October 1,
  1996.........................................
                                                                       --
                                                        ---                  -----------         ---   ---------       -----
    Balance at October 1, 1996.................         750             1         1,000       --          --          --

October 2, 1996 Reorganization (Note 1)........        (750)           (1)       (1,000)      --       6,024,048          60
Dividends paid on common stock.................
Initial public offering of common stock........                                                        6,900,000          69
Purchase of treasury stock.....................
Exchange of treasury stock for preferred stock
  of subsidiary................................
Employee stock purchase plan...................                                                            2,488      --
Foreign currency translation...................
Net income for the seven months ended April 30,
  1997.........................................
                                                                       --
                                                        ---                  -----------         ---   ---------       -----
    Balance at April 30, 1997..................      --         $  --            --        $  --       12,926,536  $     129
                                                                       --
                                                                       --
                                                        ---                  -----------         ---   ---------       -----
                                                        ---                  -----------         ---   ---------       -----


                                                   CAPITAL                                       TREASURY
                                                  IN EXCESS    CUMULATIVE                         STOCK
                                                   OF PAR      TRANSLATION    RETAINED    ----------------------
                                                    VALUE      ADJUSTMENT     EARNINGS     SHARES      AMOUNT       TOTAL
                                                 -----------  -------------  -----------  ---------  -----------  ---------

    Balance at April 30, 1995..................   $  45,700     $  --         $   4,153      --       $  --       $  49,854
Contribution from Alpine.......................         100                                                             100
Transfer of Posterloid to Alpine...............      (3,546)                                                         (3,546)
Foreign currency translation...................                      (214)                                             (214)
Net income for the year ended April 28, 1996...                                   5,462                               5,462

                                                 -----------        -----    -----------  ---------  -----------  ---------
    Balance at April 28, 1996..................      42,254          (214)        9,615      --          --          51,656
6% Cumulative Preferred Stock, $1,000
  liquidation preference, issued by Superior
  Telecommunications Inc.......................     (20,000)                                                        (20,000)
Foreign currency translation...................                       111                                               111
Net income for the five months ended October 1,
  1996.........................................                                  11,086                              11,086

                                                 -----------        -----    -----------  ---------  -----------  ---------
    Balance at October 1, 1996.................      22,254          (103)       20,701      --          --          42,853
October 2, 1996 Reorganization (Note 1)........      20,599           103       (20,701)     --          --              60
Dividends paid on common stock.................    (117,129)                                                       (117,129)
Initial public offering of common stock........     101,573                                                         101,642
Purchase of treasury stock.....................                                            (450,000)     (8,055)     (8,055)
Exchange of treasury stock for preferred stock
  of subsidiary................................                                             450,000       8,055       8,055
Employee stock purchase plan...................          43                                                              43
Foreign currency translation...................                      (831)                                             (831)
Net income for the seven months ended April 30,
  1997.........................................                                  17,390                              17,390

                                                 -----------        -----    -----------  ---------  -----------  ---------
    Balance at April 30, 1997..................   $  27,340     $    (831)    $  17,390      --       $  --       $  44,028

                                                 -----------        -----    -----------  ---------  -----------  ---------
                                                 -----------        -----    -----------  ---------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE YEAR ENDED APRIL 28, 1996, FIVE MONTHS ENDED OCTOBER 1, 1996, SEVEN
           MONTHS ENDED APRIL 30, 1997, AND YEAR ENDED APRIL 30, 1998

                                                      SUPERIOR
                                                       TELECOM
                                                        INC.               CAPITAL
                                                    COMMON STOCK          IN EXCESS   CUMULATIVE
                                              -------------------------    OF PAR     TRANSLATION  RETAINED
                                                 SHARES       AMOUNT        VALUE     ADJUSTMENT   EARNINGS     TOTAL
                                              ------------  -----------  -----------  -----------  ---------  ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
    Balance at April 30, 1997...............    12,926,536   $     129    $  27,340    $    (831)  $  17,390  $  44,028
Employee stock purchase plan................         7,333           1          174                                 175
Exercise of stock options...................         3,162                       46                                  46
Partial stock split.........................     3,233,635          32          (32)                             --
Cash dividend declared ($0.125 per share)...                                                          (2,021)    (2,021)
Foreign currency translation................                                                (697)                  (697)
Net income for the year ended April 30,
  1998......................................                                                          40,675     40,675
                                              ------------       -----   -----------  -----------  ---------  ---------
    Balance at April 30, 1998...............    16,170,666   $     162    $  27,528    $  (1,528)  $  56,044  $  82,206
                                              ------------       -----   -----------  -----------  ---------  ---------
                                              ------------       -----   -----------  -----------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR     FIVE MONTHS  SEVEN MONTHS     YEAR
                                                                  ENDED        ENDED         ENDED        ENDED
                                                                APRIL 28,   OCTOBER 1,     APRIL 30,    APRIL 30,
                                                                   1996        1996          1997         1998
                                                                ----------  -----------  -------------  ---------
                                                                 (NOTE 1)    (NOTE 1)      (NOTE 1)

                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Income before extraordinary loss............................  $    8,107   $  11,086    $    17,390   $  40,675
  Adjustments to reconcile income before extraordinary loss to cash provided by operating activities:
    Depreciation and amortization.............................       8,451       3,700          5,595      10,045
    Amortization of deferred financing costs..................         360          20            589       1,059
    (Benefit) provision for deferred taxes....................      (1,300)        342          1,077        (545)
    Change in assets and liabilities, net of effects from
      acquisition of business:
      Accounts receivable.....................................      (2,709)     (2,434)         8,024       1,971
      Inventories.............................................         742      19,218        (17,754)     12,998
      Other current and noncurrent assets.....................         808         512            731        (213)
      Accounts payable and accrued expenses...................      11,309      (7,048)         9,473       4,756
      Other, net..............................................       1,470        (310)           682      (1,158)
                                                                ----------  -----------  -------------  ---------
Cash flows provided by operating activities...................      27,238      25,086         25,807      69,588
                                                                ----------  -----------  -------------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired..........................    (103,409)     --            --           --
  Capital expenditures........................................      (4,339)     (2,745)        (7,062)    (18,488)
  Acquisition of BICC assets..................................      (5,447)     --            --           --
  Net proceeds from sale of assets............................      --          --              2,534       5,113
  Other.......................................................       1,419          35        --           --
                                                                ----------  -----------  -------------  ---------
Cash flows used for investing activities......................    (111,776)     (2,710)        (4,528)    (13,375)
                                                                ----------  -----------  -------------  ---------
Cash flows from financing activities:
  Net proceeds from sale of common stock......................      --          --            101,642      --
  Borrowings (repayments) under revolving credit facilities,
    net.......................................................     (17,623)     --            111,657     (42,307)
  Debt issuance costs.........................................      (3,365)     --             (4,122)     --
  Borrowings from (repayments to) Alpine, net.................     112,571     (21,875)       (91,064)       (439)
  Long-term borrowings, net...................................     141,170      --            --           --
  Repayments of long-term borrowings..........................    (148,237)       (218)        (2,171)     (3,963)
  Dividends paid on common stock..............................      --          --           (117,129)     (1,011)
  Purchase of treasury stock..................................      --          --             (8,055)     --
  Redemption of subsidiary preferred stock....................      --          --            (11,300)     --
  Other.......................................................         100      --               (319)        321
                                                                ----------  -----------  -------------  ---------
  Cash flows provided by (used for) financing activities......      84,616     (22,093)       (20,861)    (47,399)
                                                                ----------  -----------  -------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                                                   YEAR      FIVE MONTHS   SEVEN MONTHS     YEAR
                                                                  ENDED         ENDED          ENDED        ENDED
                                                                APRIL 28,    OCTOBER 1,      APRIL 30,    APRIL 30,
                                                                   1996         1996           1997         1998
                                                                ----------  -------------  -------------  ---------
                                                                 (NOTE 1)     (NOTE 1)       (NOTE 1)

                                                                                   (IN THOUSANDS)
Net increase in cash and cash equivalents.....................  $       78    $     283      $     418    $   8,814
Cash and cash equivalents at beginning of period..............         273          351            634        1,052
                                                                ----------       ------    -------------  ---------
Cash and cash equivalents at end of period....................  $      351    $     634      $   1,052    $   9,866
                                                                ----------       ------    -------------  ---------
                                                                ----------       ------    -------------  ---------
Supplemental disclosures:
  Cash paid for interest......................................  $   18,620    $   7,610      $   5,086    $   7,402
                                                                ----------       ------    -------------  ---------
                                                                ----------       ------    -------------  ---------
  Cash paid for income taxes..................................  $      237    $     569      $  13,251    $  29,440
                                                                ----------       ------    -------------  ---------
                                                                ----------       ------    -------------  ---------
Non-cash investing and financing activities:
  Exchange of common stock for subsidiary preferred stock:
    Preferred stock acquired..................................                               $  (8,055)
                                                                                           -------------
                                                                                           -------------
    Treasury stock issued.....................................                               $  (8,055)
                                                                                           -------------
                                                                                           -------------
  Acquisition of business:
    Assets, net of cash acquired..............................  $  126,127
    Liabilities assumed.......................................     (22,718)
                                                                ----------
      Net cash paid...........................................  $  103,409
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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Superior TeleCom Inc. ("Superior TeleCom" or the "Company") manufacturers and sells telecommunications wire and cable products through its subsidiary Superior Telecommunications Inc. ("Superior") and data communications and electronics products and systems through its subsidiary DNE Systems, Inc. ("DNE"). Superior, whose revenues comprise greater than 95% of consolidated revenues, is a major manufacturer of copper telecommunication wire and cable products for the local loop segment of the telecommunications network. DNE develops and manufactures data communications and other equipment, including multiplexers for defense, government and commercial applications and provides contract manufacturing services to the electronics industry.

    REORGANIZATION

    Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior and DNE, were contributed to the Company in exchange for 6,024,048 shares of the Company's common stock. Prior to the Reorganization and pursuant to a recapitalization of Superior and DNE, Superior issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), with a liquidation preference of $1,000 per share, and Superior and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a new revolving credit facility (the "Credit Facility") (see Note 6), the net proceeds of which were used to repay the net amount of intercompany debt owed by Superior and DNE to Alpine of $87.9 million and to pay to Alpine $63.8 million of the aforementioned dividend.

    OFFERING

    In October 1996, the Company sold 7,500,000 shares of its common stock (the "Common Stock") through an initial public offering (the "Offering") at $12.80 per share. The Company used the net proceeds of approximately $88.3 million to repay $34.4 million under the Credit Facility and to pay to Alpine the remaining balance of the aforementioned dividend declared by Superior and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 1,125,000 shares of Common Stock at $12.80 per share. The Company used the net proceeds of approximately $13.3 million to repurchase 562,500 shares of Common Stock for approximately $8.1 million, with the balance applied to reduce the amount outstanding under the Credit Facility. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of Superior Preferred Stock. On February 12, 1997, Superior redeemed, at face value, an additional $11.3 million in principal amount of Superior Preferred Stock. The remaining $0.6 million of Superior Preferred Stock held by Alpine is included in other long-term liabilities in the accompanying consolidated balance sheet. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of Common Stock, Alpine retained voting control over the Company; however, its ownership interest was reduced to 50.1%.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BASIS OF PRESENTATION

    These financial statements present the consolidated balance sheets of the Company at April 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the seven month period from October 2, 1996 (the date of the Reorganization) through April 30, 1997 and for the year ended April 30, 1998. For comparative purposes, the combined financial statements of the predecessor companies, Superior and DNE, have also been included herein for periods prior to the Reorganization. These financial statements consist of the combined statements of operations, stockholder's equity and cash flows of Superior and DNE for the 12 months ended April 28, 1996 and the five month period from May 1, 1996 through October 1, 1996. For fiscal 1997 financial statement disclosures, the combined five month period ended October 1, 1996 and the consolidated seven month period ended April 30, 1997 have been aggregated for comparative purposes. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Building and improvements.....................................  5 to 30 years
Machinery and equipment.......................................  3 to 12 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill at April 30, 1997 and April 30, 1998 was $4.8 million and $6.5 million, respectively. Superior TeleCom periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value occurred.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of a foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at fiscal year-end. The resulting translation gains and losses (net of income tax expense) are charged directly to cumulative translation adjustment, a component of stockholders' equity and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the fiscal year. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period subsequent to the Reorganization. Diluted earnings per common share is determined assuming the conversion of outstanding stock options under the treasury stock method.

    CONCENTRATION OF CREDIT RISK

    Superior's revenues constitute 95% of consolidated revenues for fiscal 1998. During fiscal 1996, 1997 and 1998, sales to the regional Bell operating companies and major independent telephone companies represented 88%, 91% and 88% of Superior's net sales, respectively. At April 30, 1997 and April 30, 1998, accounts receivable from these customers amounted to $43.0 million and $35.9 million, respectively.

    INCOME TAXES

    For U.S. federal income tax purposes, Superior's and DNE's combined taxable income for fiscal 1996 and for the five months ended October 1, 1996 (the date of the Reorganization) was included as part of the Alpine consolidated U.S. federal return. Superior and DNE filed separate state income tax returns during such periods. For financial reporting purposes, Superior and DNE's provision for income taxes was determined on a stand-alone basis, as if they filed a separate U.S. federal return, with any current U.S. federal income taxes due being reflected as a payable to Alpine. The Company filed (or will file) a separate consolidated U.S. federal income tax return for the periods ended April 30, 1997 and 1998.

    USE OF ESTIMATES

    Superior TeleCom's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform with the 1998 presentation.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which will be effective for the Company's fiscal year beginning May 1, 1998, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be effective for the Company's fiscal year beginning May 1, 2000, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company does not believe the effect of adoption will be material.

    The Company adopted SFAS No. 128, "Earnings per Share," in fiscal 1998. In accordance with SFAS No. 128, the Company has disclosed, for all periods presented subsequent to the Offering, both basic earnings per share and diluted earnings per share. The Company has restated previously reported earnings per share in accordance with the provisions of SFAS No. 128.

    The Company has also adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective April 30, 1998. This statement revises disclosures and has no impact on the Company's consolidated financial position, results of operations or cash flows.

2. INVENTORIES

    At April 30, 1997 and 1998, the components of inventories are as follows:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  10,352  $   8,672
Work in process.........................................................     10,556      8,170
Finished goods..........................................................     35,354     26,348
                                                                          ---------  ---------
                                                                          $  56,262  $  43,190
                                                                          ---------  ---------
                                                                          ---------  ---------

3. PROPERTY, PLANT AND EQUIPMENT

    At April 30, 1997 and 1998, property, plant and equipment consist of the following:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Land....................................................................  $   3,065  $   2,851
Buildings and improvements..............................................     19,024     17,003
Machinery and equipment.................................................     74,342     89,540
                                                                          ---------  ---------
                                                                             96,431    109,394
Less accumulated depreciation...........................................     19,408     26,273
                                                                          ---------  ---------
                                                                          $  77,023  $  83,121
                                                                          ---------  ---------
                                                                          ---------  ---------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    Depreciation expense for fiscal years 1996, 1997 and 1998 was $6.7 million, $7.6 million and $8.3 million, respectively.

4. ALCATEL ACQUISITION

    On May 11, 1995, Superior acquired (the "Alcatel Acquisition") the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA") for $103.4 million.

    The Alcatel Acquisition was accounted for using the purchase method, and accordingly, the results of operations of the Alcatel Business are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The purchase price was allocated based upon estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $17.2 million and is being amortized on a straight line basis over 30 years.

5. ACCRUED EXPENSES

    At April 30, 1997 and 1998, accrued expenses consist of the following:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accrued wages, salaries and employee benefits...........................  $   7,191  $   7,697
Other accrued expenses..................................................     10,338     10,306
                                                                          ---------  ---------
                                                                          $  17,529  $  18,003
                                                                          ---------  ---------
                                                                          ---------  ---------

6. DEBT

    At April 30, 1997 and 1998, long-term debt consists of the following:

                                                                            1997       1998
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Credit facility (a)....................................................  $  111,657  $  69,350
Lease finance obligations (b)..........................................       5,801      5,672
Mortgage loan..........................................................       3,834     --
                                                                         ----------  ---------
Total debt.............................................................     121,292     75,022
Less current portion of long-term debt.................................         430        139
                                                                         ----------  ---------
                                                                         $  120,862  $  74,883
                                                                         ----------  ---------
                                                                         ----------  ---------

    At April 30, 1998, the fair value of Superior TeleCom's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates its recorded value.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

6. DEBT (CONTINUED)
    The aggregate principal maturities of long-term debt for the five years subsequent to April 30, 1998 are as follows:

                                  FISCAL YEAR                                       AMOUNT
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................    $     139
2000...........................................................................          150
2001...........................................................................          157
2002...........................................................................       69,507
2003...........................................................................           69
Thereafter.....................................................................        5,000
                                                                                 -------------
                                                                                   $  75,022
                                                                                 -------------
                                                                                 -------------

------------------------

(a) Interest on the Credit Facility is payable quarterly based upon the Eurodollar rate plus 0.625% or the base rate (prime) plus 0.5%. The variable components of these rates are subject to periodic adjustment based on the ratio of debt to cash flow (as defined). The Credit Facility has a five-year term with a total commitment of $150.0 million, which is reduced by $25.0 million in October 1999 and October 2000. Loans under the Credit Facility are guaranteed by the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each of the Company's domestic subsidiaries.

(b) The lease finance obligations result from the sale/leaseback of two properties which, because of the Company's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at April 30, 1998 consist of (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $672,000 related to the sale/leaseback of a manufacturing facility previously owned by DNE. The term of the Superior leaseback is 20 years, with five additional option terms (at Superior's election) of five years each. Superior has a one-time option to repurchase the property during the eleventh year of the lease. Superior's annual lease payments are $630,000, subject to adjustment. The term of the DNE leaseback is nine years, and annual lease payments are approximately $169,000, subject to adjustment. DNE has an option to repurchase the property during the fourth and fifth years of the lease term.

    In fiscal 1996, Superior incurred a charge of $2.6 million, net of tax, for the early extinguishment of debt related to the refinancing of certain debt incurred for the Alcatel Acquisition.

    The Credit Facility contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay and restrictions on additional indebtedness.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

7. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share ("EPS") for the seven months ended April 30, 1997 and fiscal year ended April 30, 1998 is as follows:

                                                                   SEVEN MONTHS ENDED
                                                                     APRIL 30, 1997                YEAR ENDED APRIL 30, 1998
                                                            ---------------------------------  ---------------------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               NET                 PER SHARE      NET                 PER SHARE
                                                             INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                            ---------  ---------  -----------  ---------  ---------  -----------
Basic earnings per common share...........................  $  17,390     15,416   $    1.13   $  40,675     16,164   $    2.52
                                                            ---------                  -----   ---------                  -----
                                                            ---------                  -----   ---------                  -----
Dilutive impact of stock options..........................                   174                                382
                                                                       ---------                          ---------
Diluted earnings per common share.........................  $  17,390     15,590   $    1.12   $  40,675     16,546   $    2.46
                                                            ---------  ---------       -----   ---------  ---------       -----
                                                            ---------  ---------       -----   ---------  ---------       -----

    On January 15, 1998, the Company declared a five-for-four common stock split which was effected in the form of a 25% stock dividend paid on February 2, 1998. As a result, 3,233,635 shares were issued to stockholders of record on January 23, 1998. All references to common shares (except shares authorized and issued reflected on the consolidated balance sheet) and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

    On January 15, 1998, the Company declared a $0.25 per common share cash dividend payable quarterly at a rate of $0.0625 per share. Payment of each quarterly dividend is subject to approval by the Board of Directors. Cash dividends, totaling approximately $2.0 million, have been declared during fiscal 1998.

    Primary earnings per share, as previously reported, was $1.39 per share for the seven months ended April 30, 1997. Diluted EPS, as restated for the same period, was $1.12 per diluted share and was affected $0.27 by the aforementioned stock split.

8. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Superior TeleCom Inc. 1996 Stock Option Plan (the "Plan") which has 1,562,500 shares of common stock reserved for issuance. There were 600,934 shares of common stock available under the Plan for granting of options at April 30, 1998. Participation in the Plan is generally limited to employees and directors of the Company. The Plan provides for grants of incentive and nonincentive stock options. Under the Plan, options cannot be exercised in the first year or after ten years from the date of grant.

    The Company also sponsors the Superior TeleCom Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the day immediately prior to the first day of a calendar quarter or on the last day of a calendar quarter. There are 312,500 shares of Superior TeleCom common stock reserved under the ESPP, of which 3,110 shares and 8,676 shares were issued to employees during fiscal 1997 and 1998, respectively.

    Statement No. 123, "Accounting for Stock-Based Compensation," was issued by the FASB in fiscal 1997 and, if fully adopted, changes the method for recognition of cost on stock-based plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation plans (including options issued under the Plan and its ESPP). Had the Company elected to recognize compensation expense based on the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. STOCK BASED COMPENSATION PLANS (CONTINUED) fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, the Company's net income, basic net income per share of common stock and diluted net income per share of common stock for the seven months ended April 30, 1997 and for the year ended April 30, 1998 would approximate the pro forma amounts below:

                                                                       SEVEN MONTHS ENDED          YEAR ENDED
                                                                         APRIL 30, 1997          APRIL 30, 1998
                                                                     ----------------------  ----------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        AS                      AS
                                                                     REPORTED    PRO FORMA   REPORTED    PRO FORMA
                                                                     ---------  -----------  ---------  -----------
Net income.........................................................  $  17,390   $  16,281   $  40,675   $  39,030
Basic net income per share of common stock.........................  $    1.13   $    1.06   $    2.52   $    2.41
Diluted net income per share of common stock.......................  $    1.12   $    1.06   $    2.46   $    2.37

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997 and 1998, respectively: dividend yield of 0% and 1%; expected volatility of 44% and 39%; risk-free interest rate of 6.42% and 5.53%; and expected life of five years and four years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) during fiscal 1997 and 1998 was $6.15 and $9.24, respectively.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for fiscal 1997 and 1998:

                                                                  SHARES     WEIGHTED-AVERAGE
                                                                OUTSTANDING   EXERCISE PRICE
                                                                -----------  -----------------
Outstanding at April 28, 1996.................................      --           $  --
  Exercised...................................................      --              --
  Canceled....................................................      --              --
  Granted.....................................................     934,691           12.85
                                                                -----------
Outstanding at April 30, 1997.................................     934,691           12.85
  Exercised...................................................      (3,875)          12.88
  Canceled....................................................     (33,125)          12.86
  Granted.....................................................      60,000           26.35
                                                                -----------
Outstanding at April 30, 1998.................................     957,691       $   13.70
                                                                -----------
                                                                -----------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. STOCK BASED COMPENSATION PLANS (CONTINUED)
    Information with respect to stock-based compensation plan stock options outstanding at April 30, 1998 is as follows:

                                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                             -----------------------------------------------  --------------------------
                                                                  WEIGHTED-                      NUMBER
                                                 NUMBER            AVERAGE        WEIGHTED-    EXERCISABLE    WEIGHTED-
                                               OUTSTANDING        REMAINING        AVERAGE         AT          AVERAGE
                                              AT APRIL 30,       CONTRACTUAL      EXERCISE      APRIL 30,     EXERCISE
EXERCISE PRICES                                   1998         LIFE (IN YEARS)      PRICE         1998          PRICE
-------------------------------------------  ---------------  -----------------  -----------  -------------  -----------
$12.80.....................................       852,687              8.44       $   12.80       281,847     $   12.80
$13.80.....................................        45,004              8.66           13.80        14,788         13.80
$17.60.....................................        22,500              9.00           17.60        --            --
$31.60.....................................        37,500              9.45           31.60        --            --
                                                  -------                                     -------------
                                                  957,691              8.51           13.70       296,635         12.85
                                                  -------                                     -------------
                                                  -------                                     -------------

9. EMPLOYEE BENEFITS

    Superior provides for postretirement employee health care and life insurance benefits for certain employees. Superior established a maximum amount it will pay per employee; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

    Superior sponsors two defined benefit pension plans for employees of its Canadian manufacturing facility. These plans generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Plan assets consist principally of cash, short-term investments, equities and fixed income instruments.

    The change in the projected benefit obligation of the defined benefit pension plans and the change in the postretirement health care benefits obligation consisted of the following during fiscal 1997 and 1998:

                                                                                                    POSTRETIREMENT
                                                                             DEFINED BENEFIT     HEALTH CARE BENEFITS
                                                                              PENSION PLANS
                                                                           --------------------  --------------------
                                                                             1997       1998       1997       1998
                                                                           ---------  ---------  ---------  ---------

                                                                                         (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year................................  $   3,228  $   3,772  $   1,282  $   1,265
  Service cost...........................................................        123        134         43         52
  Interest cost..........................................................        256        300         96        129
  Plan amendments........................................................        305     --         --         --
  Actuarial loss.........................................................     --            858     --            607
  Benefits paid..........................................................       (140)      (137)      (156)       (59)
                                                                           ---------  ---------  ---------  ---------
  Benefit obligation at end of year......................................  $   3,772  $   4,927  $   1,265  $   1,994
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

9. EMPLOYEE BENEFITS (CONTINUED)
    The change in plan assets and funded status of the defined benefit pension plans and postretirement health care benefits consisted of the following during fiscal 1997 and 1998:

                                                                            DEFINED BENEFIT        POSTRETIREMENT
                                                                             PENSION PLANS      HEALTH CARE BENEFITS
                                                                          --------------------  --------------------
                                                                            1997       1998       1997       1998
                                                                          ---------  ---------  ---------  ---------

                                                                                        (IN THOUSANDS)
Change in plan assets:
  Fair value of plan assets at beginning of year........................  $   3,263  $   3,568  $  --      $  --
  Actual return on plan assets..........................................        233        751     --         --
  Employer contributions................................................        212        178        156         59
  Benefits paid.........................................................       (140)      (137)      (156)       (59)
                                                                          ---------  ---------  ---------  ---------
  Fair value of plan assets at end of year..............................  $   3,568  $   4,360  $  --      $  --
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Funded status...........................................................  $    (204) $    (567) $  (1,265) $  (1,994)
Unrecognized actuarial (gain) loss......................................       (148)       247       (178)       424
Unrecognized prior service cost.........................................        383        351     --         --
                                                                          ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost..........................................  $      31  $      31  $  (1,443) $  (1,570)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

                                                                               DEFINED BENEFIT         POSTRETIREMENT
                                                                                PENSION PLANS       HEALTH CARE BENEFITS
                                                                            ----------------------  --------------------
                                                                               1997        1998       1997       1998
                                                                               -----     ---------  ---------  ---------

                                                                                           (IN THOUSANDS)
Amounts recognized in the consolidated balance sheets consist of:
  Prepaid benefit cost....................................................   $      31   $      35  $  --      $  --
  Accrued benefit liability...............................................      --              (4)    (1,443)    (1,570)
  Additional minimum liability............................................      --            (296)    --         --
  Intangible asset........................................................      --             296     --         --
                                                                                   ---   ---------  ---------  ---------
  Prepaid (accrued) benefit cost..........................................   $      31   $      31  $  (1,443) $  (1,570)
                                                                                   ---   ---------  ---------  ---------
                                                                                   ---   ---------  ---------  ---------

    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at April 30, 1997 and 1998 were determined based upon the following assumptions:

                                                                                     DEFINED BENEFIT
                                                                                                              POSTRETIREMENT
                                                                                      PENSION PLANS        HEALTH CARE BENEFITS
                                                                                  ---------------------   -----------------------
                                                                                  1997             1998   1997              1998
                                                                                  ----             ----   -----             -----
                                                                                                  (IN THOUSANDS)
Discount rate...................................................................  8.0%             6.5%    7.75%             7.00%
Expected return on plan assets..................................................  8.0%             8.0%     N/A               N/A

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

9. EMPLOYEE BENEFITS (CONTINUED)
    The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement health care benefits include the following components at April 30, 1997 and 1998:

                                                                                      DEFINED BENEFIT        POSTRETIREMENT
                                                                                                          HEALTH CARE BENEFITS
                                                                                       PENSION PLANS
                                                                                    --------------------  --------------------
                                                                                      1997       1998       1997       1998
                                                                                    ---------  ---------  ---------  ---------

                                                                                                  (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost....................................................................  $     123  $     134  $      43  $      52
  Interest cost...................................................................        256        300         96        129
  Expected return on plan assets..................................................       (254)      (281)    --         --
  Amortization of prior service cost..............................................     --             23     --              5
                                                                                    ---------  ---------  ---------  ---------
  Net periodic benefit cost.......................................................  $     125  $     176  $     139  $     186
                                                                                    ---------  ---------  ---------  ---------
                                                                                    ---------  ---------  ---------  ---------

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1996, 1997 and 1998 were $403,000, $485,000 and $848,000, respectively.

10. INCOME TAXES

    The Company's provision for income tax expense (benefit) for fiscal years 1996, 1997 and 1998 is comprised of the following:

                                                                                              YEARS ENDED
                                                                                    -------------------------------
                                                                                      1996       1997       1998
                                                                                    ---------  ---------  ---------

                                                                                            (IN THOUSANDS)
Current:
  Federal.........................................................................  $   7,131  $  15,121  $  21,586
  State...........................................................................        891      2,128      3,261
  Foreign.........................................................................     --            321      2,484
                                                                                    ---------  ---------  ---------
    Total current.................................................................      8,022     17,570     27,331
                                                                                    ---------  ---------  ---------
Deferred:
  Federal.........................................................................     (1,160)        72       (900)
  State...........................................................................       (140)         4       (100)
  Foreign.........................................................................     --          1,343        455
                                                                                    ---------  ---------  ---------
    Total deferred................................................................     (1,300)     1,419       (545)
                                                                                    ---------  ---------  ---------
    Total income tax expense......................................................  $   6,722  $  18,989  $  26,786
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal years 1996, 1997 and 1998 because of the effect of the following items:

                                                                                              YEARS ENDED
                                                                                    -------------------------------
                                                                                      1996       1997       1998
                                                                                    ---------  ---------  ---------

                                                                                            (IN THOUSANDS)
Expected income tax expense at U.S. federal statutory tax rate....................  $   5,042  $  16,613  $  23,611
State income tax expense, net of
U.S. federal tax income benefit...................................................        496      1,386      2,195
Taxes on foreign income at rates which differ from the U.S. federal statutory
  rate............................................................................     --            343        288
Nondeductible goodwill amortization...............................................        382        382        435
Change in valuation allowance.....................................................     --         --         (1,100)
Other, net........................................................................        802        265      1,357
                                                                                    ---------  ---------  ---------
Provision for income taxes........................................................  $   6,722  $  18,989  $  26,786
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

    Items that result in deferred tax assets and liabilities at April 30, 1997 and 1998 are as follows:

                                                                               1997       1998
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred tax assets:
  Sale leaseback...........................................................  $   1,930  $   1,930
  Accruals not currently deductible for tax................................      2,201      2,036
  Inventory reserves.......................................................      2,730      3,276
  Other....................................................................        171      1,532
                                                                             ---------  ---------
    Total deferred tax assets..............................................      7,032      8,774
  Less valuation allowance.................................................      1,100     --
                                                                             ---------  ---------
    Net deferred tax assets................................................      5,932      8,774
                                                                             ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization............................................     10,683     10,988
  Other....................................................................        591      1,261
                                                                             ---------  ---------
    Total deferred tax liabilities.........................................     11,274     12,249
                                                                             ---------  ---------
    Net deferred income tax liability......................................  $   5,342  $   3,475
                                                                             ---------  ---------
                                                                             ---------  ---------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $0.7 million, $0.9 million and $1.4 million for fiscal 1996, 1997 and 1998, respectively.

    At April 30, 1998, future minimum lease payments under noncancelable operating leases are as follows:

                                                                                   REAL AND
                                                                                   PERSONAL
FISCAL YEAR                                                                        PROPERTY
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................    $   1,184
2000...........................................................................        1,154
2001...........................................................................        1,097
2002...........................................................................          705
2003...........................................................................          448
Thereafter.....................................................................        1,940
                                                                                      ------
                                                                                   $   6,528
                                                                                      ------
                                                                                      ------

    Approximately 25% of Superior TeleCom's total labor force is covered by collective bargaining agreements.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants of Alpine, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control of Alpine, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

12. RELATED PARTY TRANSACTIONS

    The Company and Alpine are parties to a services agreement (the "Services Agreement") whereby Alpine agrees to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to Superior TeleCom in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement, Superior TeleCom paid Alpine $623,000 during the seven month period ended April 30, 1997 and $2.7 million during the fiscal year ended April 30, 1998.

13. SUBSEQUENT EVENT

    On May 5, 1998, the Company acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $24 million. The Company has a two-year option to

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. SUBSEQUENT EVENT (CONTINUED)
purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). The acquisition will be accounted for using the purchase method. The purchase price will be allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired will be amortized on a straight-line basis over 30 years.

14. SEGMENT INFORMATION

    The Company conducts business in two segments: telecommunications wire and cable products (through Superior) and data communications and electronics (through DNE).

    The following provides financial information about each business segment as of and for the fiscal years ended April 28, 1996 and April 30, 1997 and 1998:

                                                                                        YEAR ENDED APRIL
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------

                                                                                         (IN THOUSANDS)
Net sales(a):
  Telecommunications wire and cable..........................................  $  384,237  $  442,486  $  491,737
  Data communications and electronics........................................      26,176      21,354      24,862
                                                                               ----------  ----------  ----------
                                                                               $  410,413  $  463,840  $  516,599
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income (loss):
  Telecommunications wire and cable..........................................  $   29,741  $   62,779  $   77,404
  Data communications and electronics........................................       2,039        (444)      1,856
  Corporate..................................................................      --          (1,658)     (3,915)
                                                                               ----------  ----------  ----------
                                                                               $   31,780  $   60,677  $   75,345
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets at year-end:
  Telecommunications wire and cable..........................................  $  226,045  $  225,286  $  219,383
  Data communications and electronics........................................      18,020      14,425      11,317
  Corporate..................................................................      --          (1,603)      1,543
                                                                               ----------  ----------  ----------
                                                                               $  244,065  $  238,108  $  232,243
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization expense:
  Telecommunications wire and cable..........................................  $    7,719  $    8,595  $    9,443
  Data communications and electronics........................................         732         700         602
                                                                               ----------  ----------  ----------
                                                                               $    8,451  $    9,295  $   10,045
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Capital expenditures:
  Telecommunications wire and cable..........................................  $    9,337  $    9,294  $   17,693
  Data communications and electronics........................................         449         513         795
                                                                               ----------  ----------  ----------
                                                                               $    9,786  $    9,807  $   18,488
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(a) Five customers in the telecommunications wire and cable segment accounted for 22%, 17%, 16%, 13% and 13% of net sales in fiscal 1996; five customers accounted for 19%, 17%, 16%, 14% and 14% of net sales in fiscal 1997; and five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following quarterly financial information represents the operating results of Superior and DNE through October 1, 1996 (the date of Reorganization) combined with the consolidated operating results of the Company for the seven months ended April 30, 1997 (see Note 1). Net income per share of common stock is provided for the two full quarters, subsequent to the Reorganization, ended January 31, 1997 and April 30, 1997 and for each of the quarters in the fiscal year ended April 30, 1998.

                                                                       FISCAL 1997 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $  123,824   $ 122,926    $  97,391   $  119,699  $  463,840
Gross profit........................................      18,377      20,585       17,427       23,180      79,569
Operating income....................................      14,057      15,651       12,947       18,022      60,677
                                                      ----------  -----------  -----------  ----------  ----------
Net income..........................................  $    5,968   $   6,947    $   6,132   $    9,429  $   28,476
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Basic net income per share of common stock..........                            $    0.38   $     0.58
                                                                               -----------  ----------
                                                                               -----------  ----------
Diluted net income per share of common stock........                            $    0.38   $     0.58
                                                                               -----------  ----------
                                                                               -----------  ----------

                                                                       FISCAL 1998 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $  131,233   $ 139,212    $ 113,661   $  132,493  $  516,599
Gross profit........................................      24,342      25,342       21,680       27,877      99,241
Operating income....................................      18,541      19,429       15,684       21,691      75,345
                                                      ----------  -----------  -----------  ----------  ----------
Net income..........................................  $    9,728   $  10,502    $   8,440   $   12,005  $   40,675
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Basic net income per share of common stock..........  $     0.60   $    0.65    $    0.52   $     0.74  $     2.52
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Diluted net income per share of common stock........  $     0.59   $    0.63    $    0.51   $     0.72  $     2.46
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------