Form 10-Q
period 1998-07-31
SUPERIOR TELECOM INC
filed 1998-09-14
CIK 1019285

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM TO

                         Commission file number 1-12261

                            ------------------------

                             SUPERIOR TELECOM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                 58-2248978
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

       1790 BROADWAY
    NEW YORK, NEW YORK            10019-1412
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                 Outstanding at September 11,
            Class                            1998
-----------------------------  --------------------------------
Common Stock, $.10 Par Value   16,081,728

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                        JULY 31,
                                                                                           APRIL 30,      1998
                                                                                              1998     (UNAUDITED)
                                                                                           ----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents..............................................................  $    9,866   $  10,809
  Accounts receivable (less allowance for doubtful accounts of: April 1998, $177; July
    1998, $181)..........................................................................      41,108      64,404
  Inventories............................................................................      43,190      47,282
  Other current assets...................................................................       6,683       8,843
                                                                                           ----------  -----------
    Total current assets.................................................................     100,847     131,338
Property, plant and equipment, net.......................................................      83,121     125,284
Long-term investments and other assets...................................................       3,792       9,928
Goodwill (less accumulated amortization; April 1998, $6,518; July 1998, $6,924)..........      44,483      45,854
                                                                                           ----------  -----------
    Total assets.........................................................................  $  232,243   $ 312,404
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   43,815   $  58,049
  Accrued expenses.......................................................................      18,361      32,706
  Current portion of long-term debt......................................................         139       6,914
                                                                                           ----------  -----------
    Total current liabilities............................................................      62,315      97,669
Long-term debt, less current portion.....................................................      74,883      84,941
Minority interest in subsidiary..........................................................      --          16,794
Other long-term liabilities..............................................................      12,839      20,831
                                                                                           ----------  -----------
    Total liabilities....................................................................     150,037     220,235
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; 16,170,666 and 16,173,078
    shares issued at April 30, 1998 and July 31, 1998, respectively......................         162         162
  Capital in excess of par value.........................................................      27,528      27,614
  Accumulated other comprehensive income.................................................      (1,528)     (2,529)
  Retained earnings......................................................................      56,044      68,193
                                                                                           ----------  -----------
                                                                                               82,206      93,440
  Shares of common stock in treasury, at cost; July 1998, 36,100 shares..................      --          (1,271)
                                                                                           ----------  -----------
    Total stockholders' equity...........................................................      82,206      92,169
                                                                                           ----------  -----------
      Total liabilities and stockholders' equity.........................................  $  232,243   $ 312,404
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                JULY 31,
                                                                                         ----------------------
                                                                                            1997        1998
                                                                                         ----------  ----------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                              SHARE DATA)
Net sales..............................................................................  $  131,233  $  156,874
Cost of goods sold.....................................................................     106,891     122,578
                                                                                         ----------  ----------
    Gross profit.......................................................................      24,342      34,296
Selling, general and administrative expenses...........................................       5,371       8,457
Amortization of goodwill...............................................................         430         446
                                                                                         ----------  ----------
    Operating income...................................................................      18,541      25,393
Interest (expense).....................................................................      (2,440)     (2,456)
Other income (expense), net............................................................          63        (316)
                                                                                         ----------  ----------
    Income before income taxes and minority interest...................................      16,164      22,621
Provision for income taxes.............................................................      (6,436)     (9,098)
                                                                                         ----------  ----------
    Income before minority interest....................................................       9,728      13,523
Minority interest in earnings of subsidiary............................................      --            (364)
                                                                                         ----------  ----------
    Net income.........................................................................  $    9,728  $   13,159
                                                                                         ----------  ----------
                                                                                         ----------  ----------

Basic net income per share.............................................................  $     0.60  $     0.81
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Diluted net income per share...........................................................  $     0.59  $     0.79
                                                                                         ----------  ----------
                                                                                         ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED JULY 31, 1998

                                  (UNAUDITED)

                                                                         ACCUMULATED
                                      COMMON STOCK         CAPITAL IN       OTHER                     TREASURY STOCK
                                -------------------------    EXCESS     COMPREHENSIVE   RETAINED   --------------------
                                   SHARES       AMOUNT       OF PAR         INCOME      EARNINGS    SHARES     AMOUNT      TOTAL
                                ------------  -----------  -----------  --------------  ---------  ---------  ---------  ---------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Balance at April 30, 1998.....    16,170,666   $     162    $  27,528     $   (1,528)   $  56,044     --      $  --      $  82,206
Employee stock purchase
  plan........................         2,412      --               86                                                           86
Purchase of treasury stock....                                                                       (36,100)    (1,271)    (1,271)
Cash dividend declared
  ($0.0625 per share).........                                                             (1,010)                          (1,010)
Total comprehensive income
  (Note 3)....................                                                (1,001)      13,159                           12,158
                                ------------       -----   -----------       -------    ---------  ---------  ---------  ---------
Balance at July 31, 1998......    16,173,078   $     162    $  27,614     $   (2,529)   $  68,193    (36,100) $  (1,271) $  92,169
                                ------------       -----   -----------       -------    ---------  ---------  ---------  ---------
                                ------------       -----   -----------       -------    ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................................................  $    9,728  $   13,159
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................       2,425       3,166
    Amortization of deferred financing costs..............................................         261         271
    Minority interest in earnings of subsidiary...........................................      --             364
    Change in assets and liabilities, net of effects from company acquired
      Accounts receivable.................................................................      (9,307)     (3,780)
      Inventories.........................................................................       3,635       8,635
      Other current and non current assets................................................        (319)        556
      Accounts payable and accrued expenses...............................................       6,512       4,896
      Other, net..........................................................................         221         299
                                                                                            ----------  ----------
Cash flows provided by operating activities...............................................      13,156      27,566
                                                                                            ----------  ----------

Cash flows from investing activities:
  Acquisition, net of cash acquired.......................................................      --         (22,625)
  Capital expenditures....................................................................      (2,521)     (5,573)
  Net proceeds from sale of assets........................................................       4,375         517
                                                                                            ----------  ----------
Cash flows provided by (used for) investing activities....................................       1,854     (27,681)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Cash flows from financing activities:
  (Repayments) borrowings under revolving credit facilities, net..........................     (11,359)      2,869
  Repayments of long-term borrowings......................................................      (3,865)     --
  Dividends on common stock...............................................................      --          (1,010)
  Purchase of treasury stock..............................................................      --          (1,271)
  Other...................................................................................          43         470
                                                                                            ----------  ----------
Cash flows (used for) provided by financing activities....................................     (15,181)      1,058
                                                                                            ----------  ----------
Net (decrease) increase in cash and cash equivalents......................................        (171)        943
Cash and cash equivalents at beginning of period..........................................       1,052       9,866
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $      881  $   10,809
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Supplemental disclosures:
  Cash paid for interest..................................................................  $    2,359  $    1,877
                                                                                            ----------  ----------
  Cash paid for income taxes..............................................................  $    4,235  $    3,461
                                                                                            ----------  ----------
Noncash investing activities:
  Assets, net of cash acquired............................................................              $   83,636
  Liabilities assumed.....................................................................                 (44,728)
  Minority interest in subsidiary.........................................................                 (16,283)
                                                                                                        ----------
  Net cash paid...........................................................................              $  (22,625)
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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1998

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries ("Superior TeleCom" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INVENTORIES

    At April 30, 1998 and July 31, 1998, the components of inventories were as follows:

                                                                          APRIL 30,  JULY 31,
                                                                            1998       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $   8,672  $  12,024
Work in process.........................................................      8,170     12,239
Finished goods..........................................................     26,348     23,019
                                                                          ---------  ---------
                                                                          $  43,190  $  47,282
                                                                          ---------  ---------
                                                                          ---------  ---------

3. COMPREHENSIVE INCOME

    As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires that all changes in equity during a period (except those resulting from investment by shareholders and distribution to shareholders) be reported in the Company's financial statements, and displayed with the same prominence as other financial statement presentations. Financial statements for prior periods will be reclassified as required.

    The components of comprehensive income for the three months ended July 31, 1997 and 1998 were as follows:

                                                                             1997       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Net income...............................................................  $   9,728  $  13,159
Foreign currency translation adjustment..................................        199     (1,001)
                                                                           ---------  ---------
Comprehensive income.....................................................  $   9,927  $  12,158
                                                                           ---------  ---------
                                                                           ---------  ---------

4. ACQUISITION

    On May 5, 1998, the Company acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million in cash. The Company has a two-year option to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Cables of Zion are included in the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JULY 31, 1998

                                  (UNAUDITED)

4. ACQUISITION (CONTINUED)
Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the three months ended July 31, 1997, which give effect to the Cables of Zion acquisition as if the transaction had occurred on May 1, 1997, are presented below. The pro forma results of operations of Cables of Zion for the three months ended July 31, 1998 are not presented below since the results of operations for the five-day period from May 1, 1998 through the acquisition date are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented or of the future results of operations.

                                                                           THREE MONTHS ENDED
                                                                             JULY 31, 1997
                                                                               PRO FORMA
                                                                          --------------------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                AMOUNTS)
Net sales...............................................................       $  153,873
Income before income taxes and minority interest........................           16,285
Net income..............................................................            9,666
Net income per diluted share of common stock............................       $     0.59
                                                                                 --------
                                                                                 --------

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended July 31, 1997 and 1998 is as follows:

                                                                  1997                               1998
                                                    ---------------------------------  ---------------------------------
                                                       NET                 PER SHARE      NET                 PER SHARE
                                                     INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                    ---------  ---------  -----------  ---------  ---------  -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic earnings per common share...................  $   9,728     16,159   $    0.60   $  13,159     16,171   $    0.81
                                                    ---------                  -----   ---------                  -----
                                                    ---------                  -----   ---------                  -----

Dilutive impact of stock options..................                   290                                465
                                                               ---------                          ---------

Diluted earnings per common share.................  $   9,728     16,449   $    0.59   $  13,159     16,636   $    0.79
                                                    ---------  ---------       -----   ---------  ---------       -----
                                                    ---------  ---------       -----   ---------  ---------       -----

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JULY 31, 1998

                                  (UNAUDITED)

6. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which will be effective for the Company as of April 30, 1999, establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports.

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, which will be effective for the Company's fiscal year beginning May 1, 2000, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company does not believe the effect of adoption will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. ("Superior TeleCom" or "the Company"), through its two subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"), is engaged in the manufacture and sale of (i) wire and cable products principally for the local loop segment of the telecommunications network and (ii) data communication and other electronic equipment, including multiplexers, for defense, governmental and commercial applications. The results of operations of Superior for the quarter ended July 31, 1998 include the operations of Cables of Zion United Works Ltd. ("Cables of Zion"), a 51% interest of which was acquired by Superior on May 5, 1998 (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements). Cables of Zion is an Israeli-based manufacturer of cable and wire products including fiber optic cable and high, medium and low voltage copper cable for electrical and power transmission.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following provides financial information about each business segment for the three months ended July 31, 1997 and 1998:

                                                                          THREE MONTHS ENDED
                                                                               JULY 31,
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------

                                                                        (DOLLARS IN THOUSANDS)
Net sales:
  Superior............................................................  $  126,720  $  151,835
  DNE.................................................................       4,513       5,039
                                                                        ----------  ----------
    Consolidated......................................................     131,233     156,874
Gross profit:
  Superior............................................................  $   23,035  $   32,577
  DNE.................................................................       1,307       1,719
                                                                        ----------  ----------
    Consolidated......................................................      24,342      34,296
Gross profit percentage:
  Superior............................................................        18.2%       21.5%
  DNE.................................................................        29.0        34.1
    Consolidated......................................................        18.5        21.9
Selling, general and administrative expense:
  Superior............................................................  $    3,151  $    5,720
  DNE.................................................................       1,371       1,479
  Corporate...........................................................         849       1,258
                                                                        ----------  ----------
    Consolidated......................................................       5,371       8,457
Amortization of goodwill:
  Superior............................................................  $      430  $      446
Operating income (loss):
  Superior............................................................  $   19,454  $   26,411
  DNE.................................................................         (64)        240
  Corporate...........................................................        (849)     (1,258)
                                                                        ----------  ----------
    Consolidated......................................................  $   18,541  $   25,393
                                                                        ----------  ----------
                                                                        ----------  ----------

SUPERIOR SUPPLEMENTAL DATA:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which are based upon a constant copper cost of $1.00 per pound for the indicated periods, provide additional meaningful information concerning Superior's sales and its gross profit percentage.

                                                                          THREE MONTHS ENDED
                                                                               JULY 31,
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Net sales.............................................................  $  123,344  $  160,406
Gross profit..........................................................      23,035      32,577
Gross profit percentage...............................................        18.7%       20.3%

SUPERIOR--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended July 1998 were $151.8 million, representing an increase of $25.1 million, or 19.8%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper value of $1.00 per pound, the comparative increase in net sales was $37.1 million, or 30.0% (see "Superior Supplemental Data" included in the industry segment operating statement data). Superior's current period increase in net sales was due to the inclusion of $21.9 million in net sales contributed by Cables of Zion and continuing strong demand for copper wire and cable products in Superior's North America operations ("Superior North America"). On a constant copper value basis, Superior North America's net sales increased by $14.2 million, or 11.5%, as compared to the same period in the prior fiscal year. The increase in Superior North America's net sales resulted primarily from the ongoing growth in copper-based telephone access lines and increased maintenance spending by several major telephone company customers. To keep pace with the growth in demand and increased market share, Superior has been increasing its internal production capacity. During the prior fiscal year, Superior North America increased its production capacity by approximately 10% (on a billion conductor feet basis). During the July 1998 fiscal quarter, Superior achieved further production capacity expansion, with total planned capacity expansion for fiscal 1999 of approximately 15% as compared to the end of fiscal 1998. Notwithstanding these recent production capacity expansions, demand levels have exceeded available capacity and, as a result, Superior has, and will continue to purchase product from third party suppliers to meet such demand.

    Superior's gross profit increased by $9.5 million, or 41.4%, to $32.6 million for the quarter ended July 1998 as compared to the same period in the prior fiscal year. The comparative increase in gross profit included $3.8 million in incremental gross profit contribution by Cables of Zion, as well as a $5.8 million, or 25.0%, increase in the comparative gross profit generated by Superior North America. Superior's gross margin, based on actual sales, was 21.5% for the quarter ended July 1998 as compared to 18.2% for the same period in the prior fiscal year. Adjusted to a constant copper sales value of $1.00 per pound, gross margin increased from 18.7% in the prior year quarter is to 20.3% in the quarter ended July 1998. The increase in gross margin was attributable to manufacturing cost reductions resulting from production efficiencies, lower raw material prices, product and customer mix and improved cost absorption resulting from increased production volumes. The increase in gross margin was partially offset by lower margin product sales at Cables of Zion.

    Superior's SG&A expense for the quarter ended July 1998 was $5.7 million representing an increase of $2.6 million as compared to the same period in the prior fiscal year. The increase was due primarily to the inclusion of $1.9 million in SG&A expense from Cables of Zion and an increase of $0.7 million in Superior North America SG&A expense associated with the expansion of product development activities and incremental staff required to support the increased level of activity.

    Superior's operating income for the quarter ended July 1998 was $26.4 million representing an increase of $7.0 million, or 35.8%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales, improved margins, and the inclusion of the results of operation of Cables of Zion beginning in the quarter ended July 1998.

DNE--RESULTS OF OPERATIONS

    For the quarter ended July 1998, DNE's net sales were $5.0 million, representing an increase of $0.5 million, or 11.7%, as compared to the same period in the prior fiscal year. The increase in net sales resulted from an increase in DNE's contract manufacturing activities and an improvement in government-related sales of multiplexer products.

    DNE's gross margin increased to 34.1% for the quarter ended July 1998 as compared to 29.0% for the quarter ended July 1997. The increase in gross margin was attributable to improved pricing in the contract manufacturing business and favorable product mix in the government-related business.

    DNE's SG&A expense for the quarter ended July 1998 was comparable to prior periods, increasing by $0.1 million as compared to the same period in the prior fiscal year.

    As a result of the increase in net sales and gross margin, DNE generated operating income of $0.2 million during the quarter ended July 1998 as compared to an operating loss of $0.1 million in the same period of the prior fiscal year.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisition of Cables of Zion and the growth in sales at both Superior North America and DNE for the quarter ended July 1998 resulted in comparative consolidated net sales increasing by $25.6 million, or 19.5%, as compared to the quarter ended July 1997. The acquisition, along with the organic growth in net sales and an increase in gross margin, gave rise to a consolidated comparative increase in gross profit of $10.0 million, or 40.9%, for the quarter ended July 1998 as compared to the year earlier quarter.

    Consolidated SG&A expense for the quarter ended July 1998 was $8.5 million, representing an increase of $3.1 million, or 57.5%, as compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of the operations of Cables of Zion, along with higher SG&A expense at Superior North America and higher corporate expense, both of which were attributable to the increased size and activity of the Company.

    Consolidated operating income for the quarter ended July 1998 was $25.4 million, representing an increase of $6.9 million, or 37.0%, as compared to the same period in the prior fiscal year. The increase in operating income was the result of the contribution from the Cables of Zion's operations and from the growth in net sales and gross profit in Superior North America's operations, partially offset by the aforementioned increase in consolidated SG&A expense.

    Despite the increase in debt related to the Cables of Zion acquisition (including $25 million in acquisition debt and $14 million in direct debt at Cables of Zion), consolidated interest expense for the quarter ended July 1998 was $2.4 million, which was consistent with the same period in the prior fiscal year. Superior North America's debt at July 31, 1998 was $52 million less than its debt at July 31, 1997, reflecting the substantial operating cash flow generated during the past twelve month period.

    For the quarter ended July 1998, the provision for income taxes was $9.1 million, as compared to a provision for income taxes of $6.4 million for the same period in the prior fiscal year. The effective tax rate for the quarter ended July 1998 was 40.2% which compares with an effective tax rate of 39.8% for the quarter ended July 1997.

    For the quarter ended July 1998, a minority interest charge of $0.4 million was recorded; with such charge representing minority stockholders' interest in net income of Cables of Zion.

    Consolidated net income for the quarter ended July 1998 was $13.2 million, or $0.79 per diluted share, representing an increase of $3.4 million, or 35.3%, over net income of $9.7 million, or $0.59 per diluted share, for the quarter ended July 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended July 31, 1998, the Company generated $27.6 million in cash flows from operating activities consisting of $16.6 million in income generated from operations (net income plus non-cash charges) plus $11.0 million in cash flows generated from net working capital changes. The major working capital changes included an $8.6 million reduction in inventories and a $4.9 million increase in accounts payable and accrued expenses, offset by a $3.8 million increase in accounts receivable. Cash used for investing activities amounted to $27.7 million consisting principally of $25.0 million in cash paid for the acquisition of Cables of Zion and $5.6 million in capital expenditures. Cash provided by financing activities amounted to $1.1 million, consisting principally of $2.9 million in net borrowings under the Company's $150.0 million revolving credit facility (the "Credit Facility"), offset by a dividend payment of $1.0 million and $1.3 million used for the purchase of treasury stock.

    The Company's capital structure at July 31, 1998 consisted of $91.9 million in debt and $92.2 million in total stockholders' equity. Included in the Company's debt balance was $72.2 million outstanding under the Company's credit facility. Availability under the Credit Facility amounted to $76.4 million at July 31, 1998. Obligations under the Credit Facility are guaranteed by each of the Company's domestic subsidiaries and are secured by substantially all of the assets of the Company and by the stock of each domestic subsidiary. The Credit Facility contains customary performance and financial covenants.

    Over the next 12 months, the Company has annual principal debt service commitments of approximately $6.9 million and expects to invest approximately $20-$25 million in capital expenditures. The Company typically generates substantial operating cash flows, as indicated by the $27.6 million in cash flows from operating activities generated during the quarter ended July 31, 1998. Management anticipates that the Company will continue to generate more than adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, cash and funds availability under the Credit Facility should be sufficient to cover such shortfall.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT 27--FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

    During the first quarter of 1999, the Company filed a Report on Form 8-K on May 19, 1998 and a report on 8-K/A on July 20, 1998. The Reports provided relevant financial and other data related to the acquisition of Cables of Zion.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUPERIOR TELECOM INC.

                                By:  /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                     David S. Aldridge
Date:  September 14, 1998            CHIEF FINANCIAL OFFICER