Form 10-Q
period 1998-10-31
SUPERIOR TELECOM INC
filed 1998-12-14
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                    OUTSTANDING AT DECEMBER 11, 1998
        ---------------------------          ------------------------------
        Common Stock, $.10 Par Value                   16,057,832

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         APRIL 30,  OCTOBER 31,
                                                                           1998        1998
                                                                         ---------  -----------
                                                                                    (UNAUDITED)
                                                                         (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents..........................................  $   9,866   $  12,734
    Accounts receivable (less allowance for doubtful accounts of: April
      1998, $177; October 1998, $182)..................................     41,108      61,974
    Inventories........................................................     43,190      58,679
    Other current assets...............................................      6,683      10,285
                                                                         ---------  -----------
      Total current assets.............................................    100,847     143,672
Property, plant and equipment, net.....................................     83,121     126,588
Long-term investments and other assets.................................      3,792      10,086
Goodwill (less accumulated amortization; April 1998, $6,518; October
  1998, $7,333)........................................................     44,483      45,161
                                                                         ---------  -----------
      Total assets.....................................................  $ 232,243   $ 325,507
                                                                         ---------  -----------
                                                                         ---------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................................  $  43,815   $  58,265
    Accrued expenses...................................................     18,361      28,939
    Current portion of long-term debt..................................        139       6,868
                                                                         ---------  -----------
      Total current liabilities........................................     62,315      94,072
Long-term debt, less current portion...................................     74,883      96,222
Minority interest in subsidiary........................................     --          16,283
Other long-term liabilities............................................     12,839      19,827
                                                                         ---------  -----------
      Total liabilities................................................    150,037     226,404
                                                                         ---------  -----------

Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value; authorized 25,000,000 shares;
      16,170,666 and 16,226,532 shares issued at April 30, 1998 and
      October 31, 1998, respectively...................................        162         162
    Capital in excess of par value.....................................     27,528      28,355
    Accumulated other comprehensive income.............................     (1,528)     (4,218)
    Retained earnings..................................................     56,044      80,921
                                                                         ---------  -----------
                                                                            82,206     105,220
    Shares of common stock in treasury, at cost; October 1998, 168,700
      shares...........................................................     --          (6,117)
                                                                         ---------  -----------
      Total stockholders' equity.......................................     82,206      99,103
                                                                         ---------  -----------
        Total liabilities and stockholders' equity.....................  $ 232,243   $ 325,507
                                                                         ---------  -----------
                                                                         ---------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS,
                                                                           EXCEPT SHARE DATA)
Net sales...............................................................  $ 139,212  $ 146,097
Cost of goods sold......................................................    113,870    112,625
                                                                          ---------  ---------
    Gross profit........................................................     25,342     33,472
Selling, general and administrative expenses............................      5,483      7,911
Amortization of goodwill................................................        430        438
                                                                          ---------  ---------
    Operating income....................................................     19,429     25,123
Interest (expense)......................................................     (2,234)    (2,034)
Other income (expense), net.............................................         18       (155)
                                                                          ---------  ---------
    Income before income taxes and minority interest....................     17,213     22,934
Provision for income taxes..............................................     (6,711)    (8,928)
                                                                          ---------  ---------
    Income before minority interest.....................................     10,502     14,006
Minority interest in earnings of subsidiary.............................     --           (264)
                                                                          ---------  ---------
    Net income..........................................................  $  10,502  $  13,742
                                                                          ---------  ---------
                                                                          ---------  ---------
Basic net income per share..............................................  $    0.65  $    0.86
                                                                          ---------  ---------
                                                                          ---------  ---------
Diluted net income per share............................................  $    0.63  $    0.83
                                                                          ---------  ---------
                                                                          ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS,
                                                                           EXCEPT SHARE DATA)
Net sales...............................................................  $ 270,445  $ 302,971
Cost of goods sold......................................................    220,761    235,203
                                                                          ---------  ---------
    Gross profit........................................................     49,684     67,768
Selling, general and administrative expenses............................     10,854     16,368
Amortization of goodwill................................................        860        884
                                                                          ---------  ---------
    Operating income....................................................     37,970     50,516
Interest (expense)......................................................     (4,674)    (4,270)
Other income (expense), net.............................................         81       (691)
                                                                          ---------  ---------
    Income before income taxes and minority interest....................     33,377     45,555
Provision for income taxes..............................................    (13,147)   (18,026)
                                                                          ---------  ---------
    Income before minority interest.....................................     20,230     27,529
Minority interest in earnings of subsidiary.............................     --           (628)
                                                                          ---------  ---------
    Net income..........................................................  $  20,230  $  26,901
                                                                          ---------  ---------
                                                                          ---------  ---------
Basic net income per share..............................................  $    1.25  $    1.67
                                                                          ---------  ---------
                                                                          ---------  ---------
Diluted net income per share............................................  $    1.23  $    1.62
                                                                          ---------  ---------
                                                                          ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1998

                                  (UNAUDITED)

                                                                        ACCUMULATED
                                     COMMON STOCK         CAPITAL IN       OTHER                     TREASURY STOCK
                               -------------------------    EXCESS     COMPREHENSIVE   RETAINED   ---------------------
                                  SHARES       AMOUNT       OF PAR         INCOME      EARNINGS     SHARES     AMOUNT      TOTAL
                               ------------  -----------  -----------  --------------  ---------  ----------  ---------  ---------

Balance at April 30, 1998....    16,170,666   $     162    $  27,528     $   (1,528)   $  56,044      --      $  --      $  82,206
Exercise of stock options....        51,121      --              662                                                           662
Employee stock purchase
  plan.......................         4,745      --              165                                                           165
Purchase of treasury stock...                                                                       (168,700)    (6,117)    (6,117)
Cash dividend declared
  ($0.125 per share).........                                                             (2,024)                           (2,024)
Total comprehensive income
  (Note 3)...................                                                (2,690)      26,901                            24,211
                               ------------       -----   -----------       -------    ---------  ----------  ---------  ---------
Balance at October 31,
  1998.......................    16,226,532   $     162    $  28,355     $   (4,218)   $  80,921    (168,700) $  (6,117) $  99,103
                               ------------       -----   -----------       -------    ---------  ----------  ---------  ---------
                               ------------       -----   -----------       -------    ---------  ----------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................................  $  20,230  $  26,901
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................      4,965      6,283
    Amortization of deferred financing costs............................        521        552
    Minority interest in earnings of subsidiary.........................     --            628
    Change in assets and liabilities, net of effects from company acquired:
      Accounts receivable...............................................    (11,136)    (1,350)
      Inventories.......................................................     12,137     (2,762)
      Other current and non current assets..............................        245     (1,451)
      Accounts payable and accrued expenses.............................      7,106        702
      Other, net........................................................       (198)      (451)
                                                                          ---------  ---------
Cash flows provided by operating activities.............................     33,870     29,052
                                                                          ---------  ---------

Cash flows from investing activities:
  Acquisition, net of cash acquired.....................................     --        (22,625)
  Capital expenditures..................................................     (5,990)   (12,339)
  Net proceeds from sale of assets......................................      4,962      1,739
                                                                          ---------  ---------
Cash flows used for investing activities................................     (1,028)   (33,225)
                                                                          ---------  ---------

Cash flows from financing activities:
  (Repayments) borrowings under revolving credit facilities, net........    (25,657)    14,278
  Repayments of long-term borrowings....................................     (3,897)       (68)
  Dividends on common stock.............................................     --         (2,024)
  Purchase of treasury stock............................................     --         (6,117)
  Other.................................................................        129        972
                                                                          ---------  ---------
Cash flows (used for) provided by financing activities..................    (29,425)     7,041
                                                                          ---------  ---------
Net increase in cash and cash equivalents...............................      3,417      2,868
Cash and cash equivalents at beginning of period........................      1,052      9,866
                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................  $   4,469  $  12,734
                                                                          ---------  ---------
                                                                          ---------  ---------

Supplemental disclosures:
  Cash paid for interest................................................  $   4,445  $   3,549
                                                                          ---------  ---------
                                                                          ---------  ---------
  Cash paid for income taxes............................................  $  12,583  $  17,442
                                                                          ---------  ---------
                                                                          ---------  ---------

Noncash investing activities:
  Assets, net of cash acquired..........................................             $  83,636
  Liabilities assumed...................................................               (44,728)
  Minority interest in subsidiary.......................................               (16,283)
                                                                                     ---------
  Net cash paid.........................................................             $ (22,625)
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

                                OCTOBER 31, 1998

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries ("Superior TeleCom" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INVENTORIES

    At April 30, 1998 and October 31, 1998, the components of inventories were as follows:

                                                          APRIL 30,  OCTOBER 31,
                                                            1998        1998
                                                          ---------  -----------
                                                              (IN THOUSANDS)
Raw materials...........................................  $   8,672   $  14,059
Work in process.........................................      8,170      11,761
Finished goods..........................................     26,348      32,859
                                                          ---------  -----------
                                                          $  43,190   $  58,679
                                                          ---------  -----------
                                                          ---------  -----------

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

    The components of comprehensive income for the six months ended October 31, 1997 and 1998 were as follows:

                                                              1997       1998
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Net income................................................  $  20,230  $  26,901
Foreign currency translation adjustment...................         82     (2,690)
                                                            ---------  ---------
    Comprehensive income..................................  $  20,312  $  24,211
                                                            ---------  ---------
                                                            ---------  ---------

4. ACQUISITION

    On May 5, 1998, the Company acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israeli-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million. The Company has a two-year option to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Cables of Zion are included in the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998

                                  (UNAUDITED)

4. ACQUISITION (CONTINUED)
Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the six months ended October 31, 1997, which give effect to the Cables of Zion acquisition as if the transaction had occurred on May 1, 1997, are presented below. The pro forma results of operations of Cables of Zion for the six months ended October 31, 1998 are not presented below since the results of operations for the five-day period from May 1, 1998 through the acquisition date are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented or of the future results of operations.

                                                                                                SIX MONTHS ENDED
                                                                                                OCTOBER 31, 1997
                                                                                                   PRO FORMA
                                                                                              --------------------
                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT PER SHARE
                                                                                                        DATA)
Net sales...................................................................................       $  315,136
Income before income taxes and minority interest............................................           34,219
Net income..................................................................................           20,141
Net income per diluted share of common stock................................................       $     1.23
                                                                                                     --------
                                                                                                     --------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended October 31, 1997 and 1998 is as follows:

                                                                                   THREE MONTHS ENDED OCTOBER 31,
                                                                --------------------------------------------------------------------
                                                                              1997                               1998
                                                                ---------------------------------  ---------------------------------
                                                                                          PER                                PER
                                                                   NET                   SHARE        NET                   SHARE
                                                                 INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share...............................  $  10,502     16,162   $    0.65   $  13,742     16,069   $    0.86
Dilutive impact of stock options..............................                   380                                472
                                                                ---------  ---------       -----   ---------  ---------       -----
Diluted earnings per common share.............................  $  10,502     16,542   $    0.63   $  13,742     16,541   $    0.83
                                                                ---------  ---------       -----   ---------  ---------       -----
                                                                ---------  ---------       -----   ---------  ---------       -----

                                                                                    SIX MONTHS ENDED OCTOBER 31,
                                                                --------------------------------------------------------------------
                                                                              1997                               1998
                                                                ---------------------------------  ---------------------------------
                                                                                          PER                                PER
                                                                   NET                   SHARE        NET                   SHARE
                                                                 INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share...............................  $  20,230     16,161   $    1.25   $  26,901     16,121   $    1.67
Dilutive impact of stock options..............................                   335                                468
                                                                ---------  ---------       -----   ---------  ---------       -----
Diluted earnings per common share.............................  $  20,230     16,496   $    1.23   $  26,901     16,589   $    1.62
                                                                ---------  ---------       -----   ---------  ---------       -----
                                                                ---------  ---------       -----   ---------  ---------       -----

6. SUBSEQUENT EVENT

    On October 21, 1998, the Company entered into a definitive merger agreement with Essex International Inc. ("Essex"), a New York Stock Exchange listed company, pursuant to which the Company committed to acquire all of the outstanding common shares and options of Essex for an aggregate consideration of approximately $936 million. The consideration consists of approximately $769 million in cash and approximately $167 million in liquidation value of a new series of 8 1/2% trust convertible exchangeable preferred securities. In addition, the Company will assume or refinance approximately $405 million of Essex's existing debt.

    On November 27, 1998, the first stage of the acquisition was completed with the funding of a cash tender offer for approximately 81% of the outstanding Essex common shares. Upon completion of the second stage of the acquisition, the remaining 19% of Essex common shares will be converted into the right to receive
0.64 of a share of Superior Telecom's 8 1/2% trust convertible exchangeable preferred securities with a per share liquidation value of $50.

    In connection with the transaction, the Company entered into a $1.15 billion amended and restated senior credit facility and a $200 million senior subordinated credit facility. Proceeds from the financing were used to (i) pay the cash portion of the aforementioned purchase price, (ii) repay certain Essex indebtedness, (iii) refinance the Company's existing outstanding bank debt, and
(iv) pay related transaction expenses.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998

                                  (UNAUDITED)

6. SUBSEQUENT EVENT (CONTINUED)
    The acquisition will be accounted for using the purchase method with the purchase price being allocated based upon the estimated fair value of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired will be amortized on a straight line basis over 35 years.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. ("Superior TeleCom" or "the Company"), through its two subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"), is engaged in the manufacture and sale of (i) wire and cable products principally for the local loop segment of the telecommunications network and (ii) data communication and other electronic equipment, including multiplexers, for defense, governmental and commercial applications. The results of operations of Superior for the three and six months ended October 31, 1998 include the operations of Cables of Zion United Works Ltd. ("Cables of Zion"), a 51% interest of which was acquired by Superior on May 5, 1998 (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements). Cables of Zion is an Israeli-based manufacturer of cable and wire products including fiber optic cable and high, medium and low voltage copper cable for electrical and power transmission.

RESULTS OF OPERATIONS

    PRESENTATION OF RESULTS OF OPERATIONS

    The following provides financial information about each business segment for the three and six months ended October 31, 1997 and 1998:

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        OCTOBER 31,             OCTOBER 31,
                                                                   ----------------------  ----------------------
                                                                      1997        1998        1997        1998
                                                                   ----------  ----------  ----------  ----------

                                                                               (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable..............................  $  131,394  $  141,603  $  258,114  $  293,438
  Data communications and electronics............................       7,818       4,494      12,331       9,533
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................     139,212     146,097     270,445     302,971
Gross profit:
  Telecommunications wire and cable..............................  $   22,976  $   31,520  $   46,011  $   64,097
  Data communications and electronics............................       2,366       1,952       3,673       3,671
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................      25,342      33,472      49,684      67,768
Gross profit percentage:
  Telecommunications wire and cable..............................        17.5%       22.3%       17.8%       21.8%
  Data communications and electronics............................        30.3        43.4        29.8        38.5
      Consolidated...............................................        18.2        22.9        18.4        22.4
Selling, general and administrative expenses:
  Telecommunications wire and cable..............................  $    3,250  $    5,638  $    6,401  $   11,358
  Data communications and electronics............................       1,482       1,374       2,853       2,853
  Corporate......................................................         751         899       1,600       2,157
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................       5,483       7,911      10,854      16,368
Amortization of goodwill:
  Telecommunications wire and cable..............................  $      430  $      438  $      860  $      884
                                                                   ----------  ----------  ----------  ----------
Operating income:
  Telecommunications wire and cable..............................  $   19,296  $   25,444  $   38,750  $   51,855
  Data communications and electronics............................         884         578         820         818
  Corporate......................................................        (751)       (899)     (1,600)     (2,157)
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................  $   19,429  $   25,123  $   37,970  $   50,516
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

SUPPLEMENTAL DATA FOR THE TELECOMMUNICATIONS WIRE AND CABLE SEGMENT:

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

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          OCTOBER 31,           OCTOBER 31,
                                                      --------------------  --------------------
                                                        1997       1998       1997       1998
                                                      ---------  ---------  ---------  ---------
                                                          (DOLLARS IN           (DOLLARS IN
                                                           THOUSANDS)            THOUSANDS)
Net sales...........................................  $ 126,467  $ 151,886  $ 249,809  $ 312,287
Gross profit........................................     22,976     31,520     46,011     64,097
Gross profit percentage.............................       18.2%      20.8%      18.4%      20.5%

SUPERIOR--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended October 1998 were $141.6 million, representing an increase of $10.2 million, or 7.8%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's net sales were $293.4 million, representing an increase of $35.3 million, or 13.7%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper value of $1.00 per pound, Superior's comparative percentage increase in net sales for the quarter and six months ended October 1998 was 20.1% and 25.0%, respectively (see "Superior Supplemental Data" included in the industry segment operating statement data). The increase in net sales on a constant copper value basis for the quarter and six months ended October 1998 included $16.6 million and $39.5 million, respectively, in net sales contributed by Cables of Zion. Additionally, Superior's North American operations experienced a comparative increase in net sales for the quarter and six months ended October 1998 of $8.8 million and $23.0 million, respectively, (representing an increase of 6.9% and 9.2% respectively). The comparative increase in Superior's North American net sales for both the three month and six month periods ended October 1998 is due to continued increased demand for copper wire and cable products resulting from the growth in copper-based telephone access lines and increased maintenance spending by several of Superior's major telephone company customers.

    Superior's gross profit increased by $8.5 million, or 37.2%, to $31.5 million for the quarter ended October 1998 as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's gross profit increased by $18.1 million, or 39.3%, to $64.1 million as compared to the same period in the prior fiscal year. The comparative increase in gross profit for the quarter and six months ended October 1998 included $2.5 million and $6.3 million, respectively, in incremental gross profit contribution by Cables of Zion, as well as an increase of $6.1 million and $11.8 million, respectively, in the comparative gross profit generated by Superior's North American operations. Superior's gross margin, based on actual sales, was 22.3% for the quarter ended October 1998 and 21.8% for the six months ended October 1998, as compared to 17.5% and 17.8%, respectively, for the quarter and six months ended October 1997. Adjusted to a constant copper sales value of $1.00 per pound, Superior's gross margin increased to 20.8% and 20.5%, respectively, for the quarter and six months ended October 1998, as compared to 18.2% and 18.4%, respectively, for the quarter and six months ended October 1997. The increase in gross margin was attributable to manufacturing cost reductions resulting from production efficiencies, lower raw material prices, product and customer mix and improved cost absorption resulting from increased production volumes. The increase in gross margin was partially offset by lower margin product sales at Cables of Zion.

    Superior's SG&A expense for the quarter ended October 1998 was $5.6 million, representing an increase of $2.4 million, or 73.5%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's SG&A expense was $11.4 million, representing an increase of $5.0 million, or 77.4%, as compared to the same period in the prior fiscal year. The increase for the quarter and six months ended October 1998 was due primarily to the inclusion of $1.5 million and $3.3 million, respectively, in SG&A expense from Cables of Zion and an increase of $0.9 million and $1.6 million, respectively, in Superior's North American SG&A expense. The increase in Superior's North American SG&A expense resulted from the expansion of product development activities and incremental staff required to support the increased level of activity.

    Superior's operating income for the quarter ended October 1998 was $25.4 million, representing an increase of $6.1 million, or 31.9%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's operating income was $51.9 million, representing an increase of $13.1 million, or 33.8%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales, improved margins, and the inclusion of the results of operations of Cables of Zion beginning in the first quarter of fiscal 1999, partially offset by higher Superior North American SG&A expenses.

DNE--RESULTS OF OPERATIONS

    For the quarter ended October 1998, DNE's net sales were $4.5 million, representing a decrease of $3.3 million, or 42.5%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, DNE's net sales were $9.5 million, representing a decrease of $2.8 million, or 22.7%, as compared to the same period in the prior fiscal year. The comparative decrease in net sales in the current fiscal year resulted from the completion of a substantial commercial multiplexer contract during the comparable period in the prior fiscal year, partially offset by an increase in shipments to various government agencies of a new generation multiplexer during the current fiscal year.

    DNE's gross profit decreased by $0.4 million, or 17.5%, to $2.0 million for the quarter ended October 1998 as compared to the same period in the prior fiscal year. For the six months ended October 1998, DNE's gross profit was unchanged compared to the same period in the prior fiscal year. DNE's gross margin increased to 43.4% for the quarter ended October 1998 and to 38.5% for the six months ended October 1998, as compared to 30.3% and 29.8%, respectively, for the quarter and six months ended October 1997. The increase in gross margin was attributable to favorable product mix resulting from the increase in government related shipments, as well as the benefit of manufacturing cost reductions.

    DNE's SG&A expense for the quarter and six months ended October 1998 was comparable to the same periods in the prior fiscal year.

    DNE generated operating income of $0.6 million and $0.8 million, respectively, during the quarter and six months ended October 1998, as compared to $0.9 million and $0.8 million, respectively, for the same periods in the prior fiscal year. The comparative decline in operating income in the current year fiscal periods was attributable to reduced net sales, partially offset by improving gross margins.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisition of Cables of Zion and the growth in copper adjusted net sales at Superior North America for the quarter and six months ended October 1998 resulted in comparative consolidated copper adjusted net sales increasing by $22.1 million, or 16.5%, and by $59.7 million, or 22.8%, respectively, as compared to the quarter and six months ended October 1997. The increase in net sales, along with improving gross margin, gave rise to a consolidated comparative increase in gross profit of $8.1 million, or 32.1%, for the quarter ended October 1998 as compared to the quarter ended October 1997, and of $18.1 million, or 36.4%, for the six months ended October 1998 as compared to the six months ended October 1997.

    Consolidated SG&A expense for the quarter ended October 1998 was $7.9 million, representing an increase of $2.4 million, or 44.3%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, consolidated SG&A expense was $16.4 million, representing an increase of $5.5 million, or 50.8%, as compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of the operations of Cables of Zion, along with higher SG&A expense at Superior North America and higher corporate expense, both of which were attributable to the increased size and activity of the Company.

    Consolidated operating income for the quarter ended October 1998 was $25.1 million, representing an increase of $5.7 million, or 29.3%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, consolidated operating income was $50.5 million, representing an increase of $12.5 million, or 33.0%, as compared to the same period in the prior fiscal year. The increase in operating income was the result of the contribution from Cables of Zion's operations and from the growth in net sales and gross profit in Superior North America's operations, partially offset by the aforementioned increase in consolidated SG&A expense.

    Consolidated interest expense for the quarter and six months ended October 1998 declined to $2.0 million and $4.3 million, respectively, as compared to $2.2 million and $4.7 million, respectively, for the same periods in the prior fiscal year. The reduction in comparative current fiscal year interest expense was achieved despite an increase in acquisition debt related to the Cables of Zion acquisition, and reflects the impact of lower interest rates as well as the benefit of overall debt reduction achieved through strong operating cash flow generated during the last twelve month period.

    For the quarter and six months ended October 1998, the provision for income taxes was $8.9 million and $18.0 million, respectively, as compared to a provision for income taxes of $6.7 million and $13.1 million, respectively, for the same periods in the prior fiscal year. The effective tax rate for the quarter and six months ended October 1998 was 38.9% and 39.6%, respectively, which compares to an effective tax rate of 39.0% and 39.4%, respectively, for the quarter and six months ended October 1997.

    For the quarter and six months ended October 1998, a minority interest charge of $0.3 million and $0.6 million, respectively, was recorded; with such charge representing minority stockholders' interest in net income of Cables of Zion.

    Consolidated net income for the quarter ended October 1998 was $13.7 million, or $0.83 per diluted share, representing an increase of $3.2 million, or 30.9%, over consolidated net income of $10.5 million, or $0.63 per diluted share, for the quarter ended October 1997. For the six months ended October 1998, consolidated net income was $26.9 million, or $1.62 per diluted share, representing an increase of $6.7 million, or 33.0%, over consolidated net income of $20.2 million, or $1.23 per diluted share, for the six months ended October 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 31, 1998, the Company generated $29.1 million in cash flows from operating activities consisting of $34.4 million in income generated from operations (net income plus non-cash charges) less $5.3 million in cash flows used for net working capital changes. The major working capital changes included a $2.8 million increase in inventories, a $1.4 million increase in accounts receivable and a $1.5 million increase in other assets, offset by a $0.7 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $33.2 million consisting principally of $25.0 million in cash paid for the acquisition of Cables of Zion and $12.3 million in capital expenditures. Cash provided by financing activities amounted to $7.0 million, consisting principally of $14.2 million in net borrowings under the Company's $150.0 million revolving credit facility (the "Credit Facility"), offset by a dividend payment of $2.0 million and $6.1 million used for the purchase of treasury stock.

    At October 31, 1998, the Company had $83.6 million outstanding under its existing Credit Facility. On November 27, 1998, the Company, in conjunction with the Essex acquisition (See Footnote 6 to the accompanying consolidated financial statement), entered into a $1.15 billion amended and restated credit agreement ("Credit Agreement") and a $200 million senior subordinated credit agreement ("Senior Notes"). The Credit Agreement consists of a $500 million term loan A, a $425 million term loan B, and a $225 million revolving credit facility. Proceeds from the financing were used to (i) pay $769 million, representing the cash portion of the Essex acquisition price, (ii) refinance approximately $84 million under Superior's existing Credit Facility, (iii) refinance approximately $280 million of Essex's existing credit facilities, and (iv) pay related transaction expenses. Subsequent to the acquisition and refinancing, the Company expects to have approximately $150 million of undrawn availability under the revolving credit facility. Obligations under the Credit Agreement and the Senior Notes are secured by substantially all of the assets of the Company and its subsidiaries and by the stock of the Company's subsidiaries. The Credit Agreement and Senior Notes contain customary performance and financial covenants.

    On completion of the Essex acquisition and related refinancing, the Company expects to have total outstanding debt amounting to approximately $1.2 billion. Management anticipates that over the next twelve months, the Company will generate sufficient operating cash flows to service annual principal debt service and expected capital expenditures. However, should any shortfall arise due to working capital fluctuations and other factors, cash and funds availability under the revolving credit facility should be sufficient to cover such a shortfall.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

THE MERGER AGREEMENT AND THE OFFER

    On October 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with SUT Acquisition Corp., a newly formed Delaware corporation and a subsidiary of the Company ("SUT Acquisition"), and Essex International Inc., a Delaware corporation ("Essex"). Under the terms of the Merger Agreement, SUT Acquisition commenced a cash tender offer (the "Offer"), on October 28, 1998, to acquire up to 22,562,135 shares of common stock of Essex (the "Shares") at a price of $32.00 per Share. On November 27, 1998, following the expiration of the Offer, the Company, through SUT Acquisition, accepted for purchase 22,562,135 Shares (representing approximately 81% of the Shares outstanding as of October 20, 1998), on a pro rata basis, that had been validly tendered and not withdrawn in the Offer.

    In accordance with the Merger Agreement, a special meeting of Essex's stockholders will be convened to vote to adopt the Merger Agreement, which provides that SUT Acquisition will be merged with and into Essex (the "Merger"), with the result that Essex will be an indirect, wholly-owned subsidiary of the Company. It is expected that, following the Merger, the business and operations of Essex will continue to be conducted substantially as they are currently conducted.

THE CREDIT AGREEMENT

    In connection with the Offer, on November 27, 1998, Superior/Essex Corp., a newly formed Delaware corporation and a wholly-owned subsidiary of the Company ("Superior/Essex"), Essex Group, Inc., a Michigan corporation and a subsidiary of Essex ("Essex Group"), and the Company and certain subsidiaries of the Company and Essex, as guarantors (collectively, the "Guarantors"), entered into an Amended and Restated Credit Agreement (the "Credit Agreement") among Superior/Essex and Essex Group, as borrowers, the Guarantors, various lenders, Merrill Lynch & Co., as documentation agent ("Merrill"), Fleet National Bank, as syndication agent ("Fleet"), and Bankers Trust Company, as administrative agent ("Bankers Trust"). The Credit Agreement provides for total borrowings of up to $1.15 billion. Total borrowings of approximately $948.0 million under the Credit Agreement were used to pay a portion of the consideration required to consummate the Offer (including the refinancing of certain indebtedness of the Company and Essex Group) and to pay related fees and expenses.

    The Credit Agreement is comprised of two tranches of term loans and a revolving credit facility. Interest on amounts outstanding under the Credit Agreement is based upon either (i) the Federal Funds Rate, Bankers Trust's prime lending rate or an adjusted certificate of deposit rate or (ii) the rate in the Eurodollar market for deposits in dollars or the rate in the London market for deposits in pounds sterling plus, in each case, an applicable margin, a variable component which, in certain circumstances, is subject to adjustment based on the leverage ratio maintained by Superior/Essex and its subsidiaries. The two tranches of term loans have five and one-half and seven year terms and the revolving credit facility has a five and one-half year term. Each of the term loans requires periodic mandatory amortization payments.

    The obligations of each of Superior/Essex and Essex Group under the Credit Agreement are unconditionally guaranteed by the other party and their respective obligations are guaranteed by certain of their respective subsidiaries as well as by the Company. The indebtedness incurred under the Credit Agreement is secured by a first priority lien on substantially all the assets of the Company, Superior/Essex, Essex Group and their subsidiaries.

THE SUBORDINATED CREDIT AGREEMENT

    Concurrently with the execution of the Credit Agreement, Superior/Essex also entered into the $200,000,000 Senior Subordinated Credit Agreement (the "Subordinated Credit Agreement") among

Superior/Essex, as borrower, the Company and certain subsidiaries of the Company (including Essex and Essex Group), as guarantors, various lenders, Fleet, as syndication agent, and Bankers Trust, as administrative agent. Proceeds of the Subordinated Credit Agreement were used to finance the Offer, to refinance certain existing indebtedness of the Company and Essex and to pay related fees and expenses.

    The Subordinated Credit Agreement is a general unsecured obligation of Superior/Essex which ranks PARI PASSU in right of payment with all future senior subordinated indebtedness and senior to all other subordinated indebtedness. The Subordinated Credit Agreement is guaranteed by the Company and by certain subsidiaries of the Company (including Essex Group) on a joint and several basis. The Subordinated Credit Agreement matures in 2006 and is prepayable at the option of Superior/Essex at any time. Mandatory prepayments are required from: (i) the net proceeds from issuances of debt to the extent not required to repay senior indebtedness (i.e., the Credit Agreement) and (ii) the net proceeds from equity issuances (with certain exceptions).

    Interest on the Subordinated Credit Agreement is payable quarterly. For the first six months after the borrowing date, interest is based upon LIBOR plus 4.25% and, if LIBOR rate loans are not available, the alternate base rate (the higher of prime or 1/2 of 1% over the Federal Funds Rate) plus 3.25%. Upon the six month anniversary of the borrowing date, interest is based upon LIBOR plus 4.50% and, if LIBOR rate loans are not available, the alternate base rate plus 3.50%. Upon the 12 month anniversary of the borrowing date, interest is based upon LIBOR plus 5.00% and, if LIBOR rate loans are not available, the alternate base rate plus 4.00%. After the 12 month anniversary of the borrowing date, the interest rate will increase by 0.25% per quarter, but the maximum interest rate will be LIBOR plus 5.50% and, if LIBOR rate loans are not available, the alternate base rate plus 4.50%.

    Financial statements required by Item 7 of Form 8-K will be filed on Form 8-K/A not later than 60 days after the date hereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------

          2.1      Agreement and Plan of Merger, dated as of October 21, 1998, by and among Superior TelCom Inc.,
                   SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Exhibit
                   (c)(1) to the Tender Offer Statement on Schedule 14D-1 filed by Superior TeleCom Inc. and SUT
                   Acquisition Corp. on October 28, 1998).

         10.1      Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior/Essex Corp.,
                   Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as documentation agent, Fleet National Bank, as syndication agent, and Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A filed by The Alpine Group, Inc., Superior TeleCom Inc., Superior/Essex Corp. and SUT Acquisition
                   Corp. on December 7, 1998 (the "Schedule 13D")).

         10.2      Senior Subordinated Credit Agreement, dated as of November 27, 1998, among Superior/ Essex Corp., as borrower, Superior TeleCom Inc., as Parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as syndication agent, and Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 99.8 to the Schedule 13D).

          27*      Financial Data Schedule

    (b) Reports on Form 8-K

        None.

------------------------

*  filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUPERIOR TELECOM INC.

                                          By:  /s/ DAVID S. ALDRIDGE
                                          --------------------------------------

                                          David S. Aldridge
                                          Chief Financial Officer

Date: December 14, 1998