Form 10-Q/A
period 1998-10-31
SUPERIOR TELECOM INC
filed 1999-02-24
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                    OUTSTANDING AT FEBRUARY 23, 1999
        ---------------------------           -----------------------------
        Common Stock, $.01 Par Value                   20,087,794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

YEAR 2000 OVERVIEW

    The Year 2000 issue arises because certain electronic data processing systems have been written using two digits, rather than four, to define the applicable year, and thus do not properly recognize dates after December 31, 1999.

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. At this time, based upon the efforts taken to date and those yet to be taken, the Company does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Year 2000 issue. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 75% complete and should be completed in March 1999 upon receipt of all remaining vendor and supplier Year 2000 readiness inquiries.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third-party relationships include the following:

    (a) Raw material vendors: The Company's raw material purchases are through third-party raw material vendors. All mission critical raw material vendors have responded to the Company's Year 2000 readiness inquiry;

    (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which include all embedded chip equipment, is at 75%;

    (c) Service providers: The response to the Year 2000 readiness inquiries from third-party service providers, which include utilities, phone service and all facility related services, is at 90%; and

    (d) Software vendors: The Company has upgraded all purchased mission critical software to Year 2000 compliant version and is in the testing phase.

    Responses received, thus far, from the Company's third-party vendors and suppliers indicate compliance on or before June 1999.

    The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in March 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of remediation and equipment and software replacement ranges between $570,000 and $730,000, of which approximately 50% has been incurred to date, and is summarized as follows:

Code modification and testing:..........................................  $480,000--$590,000
Personal computer, software and other upgrades:.........................  $90,000--$140,000

    Approximately 12% of the IT budget for 1998 and 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expenses as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    A most reasonably likely worst case Year 2000 scenario is not known at this time. This determination will be made after the receipt of the remaining material third-party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on the schedule of other major IT projects.

    The Company has not completed a contingency plan. However, it will do so by March 31, 1999. Each manufacturing facility will incorporate Year 2000 into their existing disaster contingency plan. The contingency plan will ensure that:
(i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) an adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

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

Date: February 24, 1999