Form 10-K
period 1998-12-31
SUPERIOR TELECOM INC
filed 1999-03-31
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    OR
  /X/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM MAY 1, 1998 TO DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
  ----------------------------------------  ---------------------------------
   Common Stock, par value $.01 per share        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 26, 1999, the registrant had 20,092,747 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $185 million based on the closing price of $18.5625 per share of such common stock on such date.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of
                                this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") is the largest wire and cable manufacturer in the United States and the third-largest in the world. The Company manufactures a broad portfolio of wire and cable products with primary applications in the communications, original equipment manufacturer ("OEM") and electrical markets. The Company is a leading manufacturer and supplier of communications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. The Company operates 44 manufacturing facilities in the United States, Canada, United Kingdom and Israel.

ORGANIZATIONAL HISTORY

    The Company was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. ("STI") and DNE Systems, Inc. ("DNE"), were contributed to the Company.

    On October 17, 1996, the Company completed an initial public offering (the "Offering") of 9.4 million shares of its common stock (the "Common Stock") at a price of $10.24 per share, the net proceeds of which were used to reduce outstanding bank debt and pay Alpine certain previously declared dividends. In November 1996, the underwriters of the Offering exercised their over-allotment option to purchase an additional 1.4 million shares of Common Stock. The Company used the net proceeds of approximately $13.3 million to repurchase 0.7 million shares of its Common Stock for approximately $8.1 million, with the balance used to reduce bank debt. As a result of the Offering, Alpine's common stock ownership position in the Company was reduced to its current ownership position of approximately 50.1%.

    The Company effected a five-for-four stock split on February 2, 1998 and again on February 3, 1999. All references herein to shares of common stock (except shares authorized) and to per share information have been adjusted to give effect to these stock splits on a retroactive basis.

RECENT SIGNIFICANT GROWTH

    Over the past four years, the Company (including its predecessors) has led a consolidation of the North American copper wire and cable industry. In May 1995, STI acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, the Company became the largest North American manufacturer of copper telephone wire and cable.

    On November 27, 1998, a newly formed wholly-owned subsidiary of the Company acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. ("Essex") through a cash tender offer for an aggregate price of approximately $770 million (the "Essex Acquisition"). Essex, through its subsidiaries, manufactures and distributes wire and cable and insulation products, including magnet wire and insulation materials for electromechanical devices, building wire for commercial and residential construction applications, copper communications wire and cable, industrial wire and automotive wire. As a result of the acquisition of Essex, the Company is now a diversified supplier of a variety of wire and cable products and, based on current annualized sales levels, is the largest wire and cable manufacturer in North America and the third largest wire and cable manufacturer in the world.

    In connection with the Essex Acquisition, the Company amended and restated its bank credit facility and entered into a new $200.0 million Senior Subordinated Credit Agreement. These credit facilities provide for total borrowings of up to $1.35 billion. Approximately $1.2 billion of the total proceeds available under these credit facilities were used to finance the cash tender offer, including the refinancing of certain indebtedness of the Company and Essex, and to pay related fees and expenses. The remainder is available for the working capital requirements of the Company.

    On March 31, 1999, it is anticipated that Essex will merge with a wholly-owned subsidiary of the Company. In the merger, holders of the remaining 19% of the outstanding shares of common stock of Essex will each receive 0.64 shares (in the aggregate $167 million liquidation value) of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware business trust in which the Company owns all the common equity interests, for each share of Essex common stock owned. Upon completion of the merger, Essex will become a wholly-owned subsidiary of the Company.

    During 1998, the Company also expanded its presence in international markets. On May 5, 1998, the Company acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works Ltd. ("Cables of Zion") for approximately $25.0 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose primary products include fiber and copper communications wire and cable and power cable. Cables of Zion products are sold primarily into the Israeli and European markets.

    On December 31, 1998, the Company, through Cables of Zion, acquired the business and certain operating assets of Cvalim--The Electric Wire & Cable Company of Israel Ltd. ("Cvalim") and its wholly-owned subsidiary, Dash Cable Industries (Israel) Ltd., for approximately $41.2 million in cash. The Cvalim acquisition was financed in Israel with an $83.0 million credit facility. Cvalim is the leading Israeli manufacturer of electrical, communications and industrial wire and cable products. As a result of these acquisitions, Cables of Zion is the dominant wire and cable manufacturer in Israel with an approximate 70% market share. The Company believes that expanding its operational presence in Israel will enable it to participate further in the growing communications wire and cable markets in Europe and the Middle East. The operations of Cables of Zion (including the acquired operations of Cvalim) are hereinafter referred to as "Superior Israel".

BUSINESS LINES

    Prior to the acquisition of Essex and Superior Israel, the Company's product sales were comprised almost entirely of communications wire and cable. With the Essex acquisition, the Company broadened its product lines into the OEM segment (principally magnet wire, automotive wire and related products) and into electrical wire (low voltage building wire and industrial wire). With the Superior Israel acquisition, the Company added additional communications wire and cable product sales on an international basis (including fiber optic cable), along with low, medium and high voltage power cable, as well as other wire and cable product lines.

    The following table sets forth unaudited dollar amounts and percentages of sales of each of the Company's major business lines on a historic basis for the calendar years ended December 31, 1997 and 1998, and on a pro forma basis for the year ended December 31, 1998, assuming Essex and Superior Israel were acquired on January 1, 1998:

                                                                ACTUAL 1997           ACTUAL 1998          PRO FORMA 1998
                                                            --------------------  --------------------  --------------------
                                                              SALES        %        SALES        %        SALES        %
                                                            ---------     ---     ---------  ---------  ---------  ---------
Communications............................................  $   496.1        100% $   502.5       77.6% $   658.7       30.6%
OEM.......................................................         --         --       48.6        7.5      622.2       28.9
Electrical................................................         --         --       53.2        8.2      702.7       32.6
Superior Israel...........................................         --         --       43.5        6.7      172.0        7.9
                                                            ---------        ---  ---------        ---  ---------        ---
                                                            $   496.1        100% $   647.8        100% $ 2,155.6        100%
                                                            ---------        ---  ---------        ---  ---------        ---
                                                            ---------        ---  ---------        ---  ---------        ---

    For more detailed financial information relating to the Company's business segments, see "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                              COMMUNICATIONS GROUP

    The Company's Communications Group focuses on two areas of the North American communications wire and cable market: (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom, or premise, wire and cable used within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. Through six geographically dispersed plants the Company has annual production capacity in North America of approximately 170 billion conductor feet ("bcf") for OSP and datacom copper wire and cable. Additionally, through Superior Israel, the Company has an additional seven bcf of production capacity for OSP and datacom products. The Company is currently the largest manufacturer of copper communications cable in North America (which is the Company's primary market) and the largest worldwide manufacturer of copper OSP wire and cable products. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of OSP and datacom products for the year ended December 31, 1998 were $578 million and $60 million, respectively.

    The Communications Group also includes the operations of DNE. DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not significant in relation to the total net sales of the Communications Group.

OSP PRODUCTS

    Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the telecommunications infrastructure operated by the local exchange carriers ("LECs"), which include the regional Bell operating companies ("RBOCs") and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. The Company believes that copper will continue to be the leading transmission medium in the local loop due to factors such as: the installed base of copper cable and associated switches, connectors and other accessory components represent an investment of over $150 billion that must be maintained by the LECs; the lower installation and maintenance costs of copper compared to optical fiber and other media; technological advances, such as integrated services digital networks ("ISDN") and various digital subscriber line ("xDSL") technologies that increase the bandwidth of the installed local loop copper network; the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and the increasing demand for affordable multiple residential access lines.

    Demand for copper communications wire and cable is dependent on several factors, including: the rate at which new access lines are installed in homes and businesses; the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable; and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone lines and lines dedicated to facsimile machines and computer modems which are used for, among other purposes, business communications and access to the Internet.

    The local loop comprises approximately 173 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, substantially all local loop lines and systems continue to be copper-based. The Company believes that in the local loop, copper-based networks require significantly lower installation and maintenance costs than other alternative networks (such as fiber optics).

Installation of fiber optic systems is both capital and labor intensive, and deployment of fiber optic systems generally has been limited to trunk and feeder lines and wide area network configurations, where the density of voice and data traffic make such systems cost efficient.

    Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include ISDN and xDSL technologies. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high speed LAN to LAN connectivity, and other specialized, bandwidth-intensive applications.

    The most recent technological advance is xDSL technology. xDSL technology, which includes ADSL and HDSL, has increased the bandwidth capacity of copper networks in the local loop through sophisticated digital multiplexing and modulation techniques. xDSL technology currently expands the bandwidth transmission capacity over twisted pair copper wire in the local loop from 56,000 bps to over 8 million bps, depending on distance.

    ADSL transmits interactive video and data services, including video on demand, on-line shopping, banking and other data services, as well as Internet access, over the existing copper-based local loop, requiring substantially less investment of capital and labor than alternative technologies such as fiber optics. ADSL is asymmetric in that it is high bandwidth in one direction and lower bandwidth in the other. This arrangement is intended primarily to support one-way high bandwidth applications, such as the provision of broadcast quality video into the home. HDSL, as opposed to ADSL, provides high bandwidth transmission in both directions over the copper-based network. In contrast to fiber optic cable systems, HDSL uses a minimal amount of power on the remote end of the line, making the traditional power supplied by copper communications wire sufficient for its use. ISDN is a set of digital transmission signaling protocols and interfaces that provides end-to-end digital connectivity to support a wide range of services. ISDN service over the existing copper local loop is expanding due to the increased demand for digital telecommunications applications such as remote office connectivity and Internet access.

    While these rapid and significant technological advances continue to increase the use and bandwidth of the copper local loop network, optical fiber is gradually being deployed in the feeder network as a funnel to support the emerging high bandwidth digital copper loops. The Company has developed an optical fiber cable product line that includes local loop feeder cables for OSP applications. The Company has expanded its manufacturing capability for fiber optic cables for these applications, although sales of these products are not yet significant.

    The Company manufactures a wide variety of OSP wire and cable products. The Company's copper-based OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. To a much lesser extent, the Company also manufactures fiber optic cable for OSP applications.

    The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. The Company's copper OSP wire and cable products are differentiated by design variations, depending on where the cable is to be installed. Wire and cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from penetrating the cable structure. The individual copper wires utilize either polyethylene or polypropylene insulation. Wire and cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with polyethylene insulation and no filling compound. The copper communications wire and cable products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

    One element of the Company's strategy in the Communications Group is to continue to expand into performance enhanced wire and cable products that provide opportunities for growth both within and outside the Company's basic market. The Company has acquired or developed, or is in the process of developing, a number of new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or fiber optic cable for distribution service, (ii) a broad band "extra terrestrial" cable to support new technologies within the OSP segment and (iii) fiber optic cables used for trunking and feeder applications in the local loop and for trunking and distribution applications in LANs. The fiber optic OSP cables can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 400 fibers, which are typically single mode fibers. These cables are sold to traditional customers, such as LECs, as well as new customers, such as competitive local exchange carriers, inter-exchange carriers and competitive access providers.

    The Company has historically been a key supplier of OSP wire and cable to the RBOCs and the two major independent telephone companies (GTE Corporation and Sprint Corporation). It is estimated that the RBOCs, GTE and Sprint comprise approximately 80% of the approximate $1.4 billion North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. In recent years, the Company has not been a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. However, the recent Essex Acquisition provides the Company both the capacity and the established distributor network to address this market.

    On a proforma basis for the year ended December 31, 1998 (including a full year impact from the Essex Acquisition), 74% of the Company's OSP net sales were to the RBOCs and the two major independent telephone companies, 23% of net sales were primarily to other telephone companies and data product distributors in North America and 3% of net sales (excluding sales of Superior Israel) were made outside of North America.

    The Company sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of six salespersons. With the acquisition of Essex, the Company's OSP wire and cable products are increasingly being sold through original equipment manufacturers, as well as domestic and international distributors and sales representatives. The Company, through Superior Israel, also sells its fiber optic, OSP and datacom copper wire and cable products to Bezeq, the Israeli telephone company, and other customers and distributors in Israel, the United Kingdom, Europe and South America.

    The Company's sales to the major telephone operating companies are generally pursuant to multi-year supply agreements in which the customer agrees to have the Company supply a certain percentage of the customer's OSP wire or cable needs during the term of the agreement. Typically customers are not required to purchase any minimum quantities of product under these agreements. The Company currently has multi-year agreements with four of the five RBOCs and with the two major independent telephone companies. During the eight months ended December 31, 1998, sales to Sprint Corporation, Bell Atlantic, and GTE Corporation accounted for 13.9%, 12.9% and 10.5% of the Company's net sales, respectively. No other single customer accounted for more than 10% of net sales.

DATACOM PRODUCTS

    Datacom wire and cable is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and in commercial buildings to provide connectivity for LANs. Rapid technological advances in communication and computer systems have created increasing demand for greater bandwidth capabilities in wire and cable products. The Company expects demand for datacom wire and cable products to increase significantly in the future, particularly as new office buildings are constructed, existing office buildings are upgraded to accommodate advanced network requirements and multiple residential access lines for facsimile machines, home offices and access to the Internet are installed.

    There are two primary applications for communications wiring systems within buildings: voice applications (estimated at 15% of new wiring system investment) and data applications (estimated at 85% of new wiring system investment). The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals (printers, file servers, etc.) to form a network.

    Four major types of cables are currently deployed in datacom applications:
(i) LAN copper twisted pair (unshielded twisted pair ("UTP") and shielded twisted pair ("STP")), (ii) LAN fiber optic cable, (iii) LAN coaxial cable and
(iv) voice twisted copper pair. The Company anticipates that UTP and fiber optic cable will provide the most significant growth opportunities due to increasing demands in the datacom market for cost-effective, high bandwidth solutions.

    Continued high growth for new LAN installations, as well as voice system upgrades, has resulted in increased demand for LAN twisted pair UTP cables, particularly Category 5 cables. Category 5 cables have made it possible for UTP to compete with fiber and LAN twisted pair STP for high-speed LAN applications. The other large component of the datacom segment is fiber optic cable, which meets the needs of communications services requiring bandwidth capabilities greater than can be provided by Category 5 cable.

    The Company's current datacom wire and cable product offerings include voice grade twisted pair, UTP and LAN fiber optic cable. The Company's UTP product offerings include Category 5 cables ranging in size from four pair to 25-pair cable. These cables are designed and manufactured for use in both plenum (vertical) and riser (horizontal) applications. The Company has recently developed and has begun marketing and sales of LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers (typically multi-mode fiber) and are used in plenum and riser applications within buildings.

    The Company's datacom wire and cable products are sold primarily through major national and international distributors, smaller regional distributors and representatives who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

    The datacom wire and cable market is fragmented, with nearly 25 datacom wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc. and Cable Design Technologies Corporation, which companies offer a turnkey system offering. Other manufacturers such as the Company, Berk-Tek (an Alcatel Company), Belden Inc., CommScope Inc. and General Cable Corporation offer an engineering specification oriented approach to the market. The remaining manufacturers employ a high volume, low cost approach through well established distributor relationships. The Company estimates the North American market for datacom wire and cable products, similar to those manufactured by the Company to be approximately $1.7 billion.

    The Company is also proceeding with an expansion of its manufacturing capabilities for both copper UTP and fiber optic cable products. The Company intends to increase its manufacturing capabilities for these products throughout 1999 with an anticipated increase in sales and market share.

DNE

    DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers. DNE net sales comprise less than 5% of the Communications Group's net sales.

                                   OEM GROUP

    The Company's OEM Group manufactures and sells magnet wire, automotive wiring and other related products to major OEM's for use in motors, transformers, electrical controls and automobile and truck harnesses. Through its Essex Brownell distribution business, the Company also distributes its magnet wire and related insulation and purchased products to smaller OEM's and repair and refurbishing contractors.

    The OEM Group operates 15 manufacturing plants and 33 warehousing and distribution locations in North America. Additionally, in 1998 Essex (prior to its acquisition by the Company) acquired BICC's UK-based magnet wire operations ("Essex/Connellys"). The Essex/Connellys acquisition provides the Company with European magnet wire capacity to service certain of the Company's existing North American customers which have major European operations. This acquisition also provides the Company an opportunity to participate in growth through an anticipated consolidation of magnet wire manufacturers in the European market.

MAGNET WIRE

    The Company is the leading supplier of magnet wire in the North American market. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of magnet wire for the year ended December 31, 1998 were $376 million.

    The North American market demand for magnet wire has experienced continued growth since 1990. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. Additionally, continuing consumer pressure and federal government mandates for higher energy efficiency are resulting in increased utilization of magnet wire within individual motors or electrical converter devices. Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased use of electric motors and coils in cars and trucks.

    Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as the Company, has grown as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing over the last several years.

    The Company offers a comprehensive line of magnet wire products, including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is the wire that is wound into coils of electromagnetic devices, including motors, alternators, coils, transformers, control devices and power generators. Electromagnetic devices are found in numerous industrial, household and automotive applications.

    New magnet wire products have been introduced recently that will further enhance the Company's position as one of the technological and development leaders in the industry. Specifically, the Company has recently introduced the Ultra Shield-TM- Plus wire which is a superior rated magnet wire now used by many global motor manufacturers in inverter drive applications where high voltage spikes are encountered. Other new products include
Soderon-Registered Trademark-/180 and Soderex-Registered Trademark-/180, two new magnet wires that are used in automotive and appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. In addition, the Company has also introduced a new DuPont
Nemon-Registered Trademark-(/)/910 wrapped magnet wire conductor for liquid-filled transformer applications as a replacement for low temperature paper wrap. The Company is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

    The Company's magnet wire products are sold to OEM's, aftermarket repair facilities, coil manufacturers and distributors. Products are marketed nationally through an internal sales force and through the Company's Essex Brownell distribution business, along with an external distribution network. Products are also marketed internationally through authorized distributors.

    As previously mentioned, the magnet wire market in North America is concentrated, with a small number of large manufactures. The Company believes it is the largest supplier of magnet wire in the North American market.

AUTOMOTIVE WIRE

    The Company's automotive wire products include primary wire for use in engine and body harnesses, ignition wire, battery cable and specialty wiring assemblies. On a pro forma basis, (including a full year impact from the Essex Acquisition), net sales of automotive wire products for the year ended December 31, 1998 amounted to $78 million. The automotive primary wire market has experienced growth over the last decade due to steady production levels of new vehicles and an increase in the installation of electrical options in vehicles, which deliver increased safety, convenience and engine performance to the consumer. These electrical options include power windows, supplemental restraint systems, digital displays, keyless entry, traction control, electronic suspension and anti-lock brakes. The Company expects the trend of additional electronic features to grow, thereby increasing demand for automotive wire. Further, the increasing demand for copper wire content in vehicles has made it essential to use finer-gauge, thinner wall, higher temperature insulation coated wire, which requires significant advanced product development and manufacturing technologies.

    The Company sells automotive wire products primarily to tier-one motor vehicle manufacturer suppliers. Automotive wire products are marketed through an internal sales force and manufacturers' representatives.

INSULATION AND PURCHASED PRODUCTS

    The Company's insulation products consist of various electrical insulations used in a wide variety of applications by OEM's and repair and refurbishing contractors. These insulation products include electrical grade tubing and sleeving marketed under the Suflex brand, mica sheet and mica electrical tapes marketed under the U.S. Samica brand, fabricated mica segments marketed under the Macallen brand, as well as engineered electrical insulation materials, manufactured and marketed under the Active Industries business.

    The Company's insulation products are sold directly to OEM's, to various authorized distributors for resale or through the Company's internal distribution group (Essex Brownell). Generally, insulation products are sold to the same customers that use magnet wire. The Company has a distinct competitive advantage in that it is the only major North American producer of magnet wire that also manufactures and distributes high quality electrical insulations. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of insulation and purchased product for the year ended December 31, 1998 amounted to $128 million.

    These products and all products within the OEM business are supported by an internal distribution organization, Essex Brownell. Essex Brownell was formed when the Company acquired the Brownell distribution business in 1995. Essex Brownell focuses on selling Essex manufactured products into the motor repair and secondary OEM markets. This distribution organization also distributes many purchased materials from other insulation manufacturers.

                                ELECTRICAL GROUP

    The Company's Electrical Group manufacture and distributes a complete line of building wire products as well as a line of industrial wire products. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of building wire and industrial wire products for the year ended December 31, 1998 were $594 million and $109 million, respectively. The Electrical Group operates ten manufacturing plants in the United States with annual production capacity of approximately 510 million copper equivalent pounds.

    Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. Industrial wire products include appliance wire, motor lead wire, submersible pump cable, power cable, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

    The Company is the leading manufacturer in North America of copper building wire products used in commercial and residential applications. The Company estimates that the building wire market has grown, on average, approximately 3-5% per annum over the past five years. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. Both new construction and renovation growth are being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, there has been a greater wiring density required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty and task lighting, electric garages and outdoor lighting systems. New home automation and computer systems contribute to the cable and wire increased density requirements in new and renovation construction as well. The average new home is also increasing in size and thus influencing sales growth in this industry.

    The building wire industry has experienced significant consolidation in recent years, declining from approximately 28 manufacturers in 1980 to eight primary manufacturers in 1998. The Company believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and of manufacturing, purchasing and distribution economies of scale.

    In the industrial wire market, the Company has a significantly smaller market position than in the building wire industry. Factors impacting sales growth in this market include the construction and expansion of manufacturing plants, mine expansion and consumer spending for hard goods. Due to the diversity of product offerings within this industry, the Company's competition is fragmented across product lines and markets served.

    The Company sells its electrical wire and cable products nationally through an internal sales force and through manufacturers' representatives. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounts for more than 10% of the Company's net sales in the Electrical Group.

    Prior to 1998, the Company served the wholesale electrical and specialty distributors through a network of over 30 service centers and stocking locations in the United States. In 1998, Essex (prior to its acquisition by the Company) began an initiative to consolidate the service centers and stocking locations into a smaller number of strategically located regional distribution centers ("RDC's"). These RDC's will provide for centralized stocking of "off-the-shelf" products, including substantially all of the Company's building and industrial wire products. To a lesser degree, these RDC's will provide regionally centralized distribution for communication wire and cable and magnet wire (and related insulation) products. Two RDC's have been opened to date. The Company intends to establish additional RDC's over the next

18-month period in order to be in the position to virtually eliminate all of its remaining remote stocking locations. The Company believes that implementation of the RDC approach will improve customer service through shorter lead times and improved order fill rates, and will result in overall reductions in inventory carrying costs as well as reductions in freight costs and warehousing and distribution expense.

                                SUPERIOR ISRAEL

    As previously discussed, during 1998 the Company acquired 51% of the outstanding common stock of Cables of Zion, an Israeli wire and cable company. Cables of Zion, in a subsequent transaction, acquired the business and certain operating assets of Cvalim. With the consolidation of these two businesses, Superior Israel (collectively the operations of Cables of Zion and Cvalim), is the largest Israeli wire and cable manufacturer with an approximate 70% share of the Israeli wire and cable market.

    Superior Israel's pro forma revenues (assuming a full year impact of the Cables of Zion and Cvalim acquisitions) for the year ended December 31, 1998 amounted to $172 million. Major product offerings include: (1) communications cable, including copper and optical fiber OSP and datacom products similar to those manufactured by the Communications Group; (2) high and medium voltage power cable utilized by power utilities, and (3) industrial and automotive wire and cable. Superior Israel also owns 80% of Premier Cable Ltd., a UK based distributor of communications cable and related products.

    Superior Israel's major customers include the two largest public utilities in Israel: Bezek (the largest Israeli telephone company) and IEC (the largest Israeli power utility). Product export sales (outside of Israel) amounted to 20% of total pro forma sales for the year ended December 31, 1998. The major export markets include Europe, Latin America and Southeast Asia.

    Superior Israel currently operates seven manufacturing plants in Israel. As a result of the combination of the operations of Cables of Zion and Cvalim, the Company expects to consolidate certain manufacturing facilities and administrative functions. This restructuring will result in closure of two manufacturing facilities, closure of administrative offices in Rishon Lezion, and elimination of 30 administrative personnel.

                        RAW MATERIALS AND MANUFACTURING

    The principal raw materials used by the Company in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in the Company's manufacturing process. The Company estimates it is the largest North American consumer of copper rod with over 900 million pounds used annually in its production process. Due to the importance of copper to its business, the Company maintains a centralized metals operations that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

    The Company maintains five copper rod continuous casting units, strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in the Company's manufacturing operations. Through these continuous casting units, the Company is able to produce approximately 65% of its copper rod requirements.

    In addition to converting copper cathode into copper rod, the Company's metal processing center also processes copper scrap (both internally generated scrap as well as scrap purchased from other copper wire producers). Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. The Company uses a continuous casting process to convert scrap material directly into copper rod. Management believes that internal reclamation of scrap copper provides greater control over the cost to recover the Company's principal manufacturing by-product.

    The Company purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to contracts which extend for a one year period and are normally based on the COMEX price, plus a premium to cover transportation and payment terms. Additionally, the Company, to a limited extent, utilizes COMEX fixed price futures contracts to manage its commodity price risk. The Company does not hold or issue such contracts for trading purposes.

    Historically, the Company has had adequate supplies of copper and other raw materials available to it from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected the Company's ability to meet its copper procurement requirements. Although the Company has not experienced any shortages in the recent past, no assurance can be given that the Company will be able to procure adequate supplies of its essential raw materials to meet its future needs.

    The cost of copper has been subject to considerable volatility over the past several years. Fluctuations in the cost of copper have not had a material impact on profitability due to the ability of the Company in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of its inventory shipped.

    The Company's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials. In addition to copper rod, the Company is also vertically integrated in the production of magnet wire enamels and extrudable polymeric compounds. The Company believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, the Company believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire, automotive and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential compounds used in production can be achieved. These operations are supported by the Company's metallurgical, chemical and polymer development laboratories.

                                  EXPORT SALES

    The Company's export sales during the eight months ended December 31, 1998 and the fiscal year ended April 30, 1998 were $18.2 million and $10.9 million, respectively. Export sales on a pro forma basis (assuming a full year impact from the Essex, Cables of Zion and Cvalim acquisitions) for the year ended December 31, 1998 were $33.1 million. The Company' primary markets for export sales are Latin America and Europe.

                                BACKLOG; RETURNS

    Backlog in the communications wire and cable segment typically consists of 4-8 weeks of sales depending on seasonal issues. The Company's other product lines have no significant order backlog because they follow the industry practice of manufacturing products on an ongoing basis to meet customer demand on a just-in-time basis. The Company believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on the Company's results of operations.

                                  COMPETITION

    The market for wire and cable products is highly competitive. Each of the Company's businesses competes with at least one major competitor. However, due to the diversity of the Company's product lines as a whole, no single competitor competes with the Company across the entire spectrum of the Company's product lines. The Company's diversity of products and diversity of end users insulates it from adverse conditions in any one business unit or any one product line.

    Many of the Company's products are made to industry specifications, and therefore, may be interchangeable with competitors' products. The Company is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes it enjoys strong customer relations resulting from its long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, the Company's distribution networks enable it to compete effectively with respect to delivery time.

                            RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the communications industry, the Company established a product development center during the fourth quarter of fiscal 1997. This 60,000 square foot facility is located in Kennesaw, Georgia and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in LANs as well as telephone networks. Initial sales and shipments of these products began in 1998, although they are not yet material to consolidated sales.

    The Company also has development projects underway for performance enhanced copper-based communications wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with the Company's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. The Company is also developing extensions of its UTP product line for certain LAN datacom applications, including the development of enhanced Category 5 and Category 6 UTP products.

    The Company also operates research and development facilities in Lafayette and Fort Wayne, Indiana. Research activities at the Lafayette facility are focused on development of improved PVC and rubber compounds, which are used as insulation and jacketing materials for many communication, automotive, building and industrial wire products. At the Fort Wayne facility, the Company's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

    Aggregate research and development expenses of the Company during the fiscal years ended April 30, 1996, 1997 and 1998 and the eight months ended December 31, 1998 amounted to $1.4 million, $2.2 million, $3.0 million and $2.7 million, respectively. On a pro forma basis, research and development expenses for the year ended December 31, 1998 amounted to $5.8 million.

    Although the Company holds certain trademarks, licenses and patents, none is considered to be material to its business.

                                   EMPLOYEES

    As of December 31, 1998, the Company employed approximately 7,700 employees. Approximately 3,277 persons employed by the Company are represented by unions. Collective bargaining agreements expire at various times between 1999 and 2003, with contracts covering approximately 26% of the Company's unionized work force due to expire at various times in 1999. The Company considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in 1996, 1997 or 1998. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of the Company.

ITEM 2. PROPERTIES

    The Company conducts its principal operations at the facilities described below:

                                                                               SQUARE
OPERATION                                            LOCATION                  FOOTAGE         LEASED/OWNED
-------------------------------------  -------------------------------------  ---------  ------------------------
COMMUNICATIONS
  OSP/Datacom........................  Chester, South Carolina                  218,000           Owned
                                       Hoisington, Kansas                       239,000           Owned
                                       Brownwood, Texas                         328,000   Leased (expires 2013)
                                       Tarboro, North Carolina                  295,000           Owned
                                       Winnipeg, Manitoba                       190,000           Owned
                                       Elizabethtown, Kentucky                  163,000           Owned
                                       Kennesaw, Georgia                         39,000   Leased (expires 2002)
  DNE................................  Wallingford, Connecticut                  65,000   Leased (expires 2007)

OEM
  Magnet Wire........................  Charlotte, North Carolina                 26,000           Leased
                                       Fort Wayne, Indiana                      181,000           Owned
                                       Franklin, Indiana                         35,000            (a)
                                       Franklin, Tennessee                      289,000           Leased
                                       Kendallville, Indiana                     88,000           Owned
                                       Rockford, Illinois                       319,000           Owned
                                       Vincennes, Indiana                       267,000           Owned
  Automotive Wire....................  Kosciusko, Mississippi                    90,000            (b)
                                       Orleans, Indiana                         425,000           Owned
  Insulation/Purchased                 Athens, Georgia                           30,000           Leased
    Products.........................  Clifton Park, New York                    22,000           Leased
                                       Newmarket, New Hampshire
                                       (two facilities)                         132,000           Owned
                                       Rutland, Vermont                          61,000           Owned
                                       Willowbrook, Illinois                     60,000           Leased
  United Kingdom.....................  Huyton, Quarry, U.K.                     146,000           Owned

ELECTRICAL
  Building W.........................  Anaheim, California                      174,000           Owned
                                       Columbia City, Indiana                   400,000           Owned
                                       Pauline, Kansas                          501,000           Owned
                                       Sikeston, Missouri                       189,000           Owned
                                       Tiffin, Ohio                             260,000           Owned

                                                                               SQUARE
OPERATION                                            LOCATION                  FOOTAGE         LEASED/OWNED
-------------------------------------  -------------------------------------  ---------  ------------------------
  Industrial Wire....................  Florence, Alabama                        129,000           Owned
                                       Lafayette, Indiana                       350,000           Owned
                                       Pawtucket, Rhode Island                  412,000           Owned

SUPERIOR ISRAEL......................  Shaar Hanegav, Israel                     66,000           Owned
                                       Eilat, Israel                             53,000           Owned
                                       Haifa, Israel                             43,000   Leased (expires 2003)
                                       Carmiel, Israel                           19,000   Leased (expires 2003)
                                       Bet-Shean, Israel                         51,000   Leased (expires 2002)
                                       Maalot, Israel                            10,000   Leased (expires 2003)
                                       Nazareth, Israel                          25,000   Leased (expires 2003)

METALS PROCESSING....................  Columbia City, Indiana                    75,000   Leased (expires 2003)
                                       Jonesboro, Indiana                        56,000           Owned

THERMOPLASTICS FABRICATION...........  Marion, Indiana                           50,000           Owned

ADMINISTRATIVE OFFICES...............  Atlanta, Georgia                          31,000   Leased (expires 2001)
                                       Fort Wayne, Indiana                      295,000           Owned
                                       Rishon Lezion, Israel                      2,000   Leased (expires 2000)

------------------------

    (a) The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco as a joint venture between the Company and the Furukawa Electric Company, LTD., Tokyo, Japan ("Femco"). Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

    (b) Approximately 30,000 square feet is leased.

    In addition to the facilities described in the table above, the Company owns or leases 32 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

    The Company believes that its plants are generally suitable and adequate for the business being conducted and to service the requirements of its customers. Capital spending plans are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns, and, in the view of management, is satisfactory. The Company does not view any of its plants as being underutilized. Most plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During 1998, the Company's facilities operated at approximately 90% capacity.

ITEM 3. LEGAL PROCEEDINGS

    The Company is engaged in certain routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any of its existing litigation, either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

    The Company's operations are subject to environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Company facilities and at off-site disposal locations. On-site contamination at certain Company facilities is the result of historic disposal activities, including activities attributable to Company operations and those occurring prior to the use of a facility by the Company. Off-site liability includes clean-up responsibilities at various sites, to be remedied under federal or state statutes, for which the Company has been identified by the United States Environmental Protection Agency (the "EPA") (or the equivalent state agency) as a Potentially Responsible Party ("PRP").

    Essex has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation ("UTC") provided in connection with the February 1988 sale of Essex by UTC to Essex's previous stockholders. Pursuant to the indemnity, UTC agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event, or circumstance must have been known to UTC prior to February 29, 1988. The sites covered by the indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. These sites are all mature sites where allocations have been settled and remediation is well underway or has been completed. Essex is not aware of any inability or refusal on the part of UTC to pay amounts that are owing under the indemnity or any disputes between Essex and UTC concerning matters covered by the indemnity.

    UTC also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 that only became known to UTC in the five-year period commencing February 29, 1988. As to such liabilities, Essex is responsible for the first $4.0 million incurred. Thereafter, UTC has agreed to indemnify Essex fully for any liabilities in excess of $4.0 million. To date Essex has incurred less than $0.1 million in the basket.

    Apart from the indemnified sites and those subject to the basket, Essex has been named as a PRP or a defendant in a civil lawsuit at five sites. Operations of STI and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. STI is presently involved in investigatory and remedial activities at one site subject to the oversight of a state governmental authority. The Company has provided a reserve in the amount of $1.9 million to cover its environmental contingencies as of December 31, 1998. This accrual is based on management's best estimate of the Company's exposure in light of relevant available information, including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, actual remediation costs incurred, the probable ability of other PRPs to pay their proportionate share of remediation costs, the conditions at each site and the number of participating parties. The Company currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. None of the sites mentioned above involves sanctions, fines or administrative penalties against the Company.

    Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. At December 31, 1998, the number of cases pending against Essex was 61, involving approximately 232 claims. Essex's strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol SUT. The following table sets forth the high and low daily closing sales prices for the Common Stock as reported on the NYSE for fiscal 1997 (since October 11, 1996, when the Common Stock was first traded on the NYSE), for fiscal 1998 and for the eight months ended December 31, 1998.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
Fiscal Year Ended April 30, 1997:
  Second quarter ended October 31, 1996........................................................  $   11.36  $   10.32
  Third quarter ended January 31, 1997.........................................................      16.56      11.04
  Fourth quarter ended April 30, 1997..........................................................      16.08      12.64

Fiscal Year Ended April 30, 1998:
  First quarter ended July 31, 1997............................................................  $   21.00  $   13.68
  Second quarter ended October 31, 1997........................................................      26.16      18.80
  Third quarter ended January 31, 1998.........................................................      25.64      21.12
  Fourth quarter ended April 30, 1998..........................................................      34.40      24.90

Eight Months Ended December 31, 1998:
  First quarter ended July 31, 1998............................................................  $   35.50  $   26.70
  Second quarter ended October 31, 1998........................................................      40.70      25.20
  Two-month period ended December 31, 1998.....................................................      38.80      30.35

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At March 26, 1999, 20,092,747 shares of the Common Stock were issued and outstanding and there were approximately 3,700 record holders thereof.

    (c) Dividends

    On January 15, 1998, the Company's Board of Directors declared a $0.25 per share cash dividend on the Common Stock payable quarterly at a rate of $0.0625 per share. Payment of each quarterly dividend is subject to approval by the Board of Directors. The Company's principal credit facility contains certain limitations on the amount of dividends the Company can pay on its common stock. These dividend limitations are based on the Company's operating performance, and are not expected to impact in the near future the Company's ability to continue to pay quarterly dividends at the current dividend rate per share. Quarterly dividends were declared during the Company's third and fourth fiscal quarters ended January 31, 1998 and April 30, 1998, respectively, and during the first and second fiscal quarters ended July 31, 1998 and October 31, 1998, respectively.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are certain selected historical financial data of the Company. This information should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1998 and for the eight months ended December 31, 1998 are derived from the audited consolidated financial statements of the Company.

                                                                      FISCAL YEAR ENDED                      EIGHT MONTHS
                                                  ---------------------------------------------------------      ENDED
                                                   MAY 1,    APRIL 30,   APRIL 28,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                                    1994        1995        1996        1997        1998        1998(A)
                                                  ---------  ----------  ----------  ----------  ----------  -------------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA
STATEMENT OF OPERATIONS DATA(B)(C):
Net sales.......................................  $  68,510  $  164,485  $  410,413  $  463,840  $  516,599   $   486,101
Cost of goods sold..............................     56,250     142,114     362,854     384,271     417,358       383,106
                                                  ---------  ----------  ----------  ----------  ----------  -------------
  Gross profit..................................     12,260      22,371      47,559      79,569      99,241       102,995
Selling, general and administrative expenses....      8,884      11,632      14,223      17,166      22,181        32,333
Nonrecurring and unusual charges................         --          --          --          --          --        13,511
Amortization of goodwill........................      2,186       1,124       1,556       1,726       1,715         2,447
                                                  ---------  ----------  ----------  ----------  ----------  -------------
  Operating income..............................      1,190       9,615      31,780      60,677      75,345        54,704
Interest expense................................     (1,879)     (3,700)    (17,355)    (12,907)     (8,090)      (16,651)
Other income (expense), net.....................         76         231         404        (305)        206          (346)
                                                  ---------  ----------  ----------  ----------  ----------  -------------
  Income (loss) from continuing operations
    before income taxes, minority interest and
    extraordinary (loss)........................       (613)      6,146      14,829      47,465      67,461        37,707
Provision for income taxes......................       (521)     (2,240)     (6,722)    (18,989)    (26,786)      (15,544)
                                                  ---------  ----------  ----------  ----------  ----------  -------------
  Income (loss) from continuing operations
    before minority interest and extraordinary
    (loss)......................................     (1,134)      3,906       8,107      28,476      40,675        22,163
Minority interest in earnings of subsidiaries...         --          --          --          --          --            93
                                                  ---------  ----------  ----------  ----------  ----------  -------------
Income (loss) from continuing operations before
  extraordinary (loss)..........................     (1,134)      3,906       8,107      28,476      40,675        22,256
(Loss) from discontinued operations.............       (287)       (176)         --          --          --            --
                                                  ---------  ----------  ----------  ----------  ----------  -------------
  Income (loss) before extraordinary (loss).....     (1,421)      3,730       8,107      28,476      40,675        22,256
Extraordinary (loss) on early extinguishment of
  debt..........................................         --          --      (2,645)         --          --        (1,243)
                                                  ---------  ----------  ----------  ----------  ----------  -------------
    Net income (loss)...........................  $  (1,421) $    3,730  $    5,462  $   28,476  $   40,675   $    21,013
                                                  ---------  ----------  ----------  ----------  ----------  -------------
                                                  ---------  ----------  ----------  ----------  ----------  -------------
Net income per share of common stock:
  Basic:
  Income before extraordinary (loss)............                                                 $     2.01   $      1.10
  Extraordinary (loss) on early extinguishment
    of debt.....................................                                                         --         (0.06)
                                                                                                 ----------  -------------
    Net income basic per share of common
      stock.....................................                                                 $     2.01   $      1.04
                                                                                                 ----------  -------------
                                                                                                 ----------  -------------
  Diluted:
  Income before extraordinary (loss)............                                                 $     1.97   $      1.07
  Extraordinary (loss) on early extinguishment
    of debt.....................................                                                         --         (0.06)
                                                                                                 ----------  -------------
    Net income per diluted share of common
      stock.....................................                                                 $     1.97   $      1.01
                                                                                                 ----------  -------------
                                                                                                 ----------  -------------

                                                   MAY 1,    APRIL 30,   APRIL 28,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                                    1994        1995        1996        1997        1998       1998(A)
                                                 ----------  ----------  ----------  ----------  ----------  ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data (at end of period):
Working capital................................  $   23,558  $   22,750  $   58,726  $   47,617  $   38,532   $  232,397
Total assets...................................     115,338     120,127     244,065     238,108     232,243    1,886,556
Total debt, including intercompany.............      39,095      37,067     125,760     122,089      75,380    1,398,306
Total stockholders' equity.....................      48,123      49,854      51,656      44,028      82,206       91,380

------------------------

    (a) On December 15, 1998, the Company elected to change its fiscal year end to December 31 from April 30. This change was made effective on December 31, 1998.

    (b) The results of operations set forth above for the period May 1, 1994 through October 1, 1996 include the combined operations of STI and DNE on a prospective basis from the date such entities were acquired by Alpine. From October 2, 1996 through December 31, 1998, the results of operations represent the consolidated results of the Company subsequent to the Reorganization and Offering as described in Note 1 to the accompanying consolidated financial statements.

    (c) The results of operations include, on a prospective basis, the acquisition of STI in November 1993; the acquisition of the Alcatel Business, which was acquired by STI on May 11, 1995; the acquisition of 51% of Cables of Zion on May 5, 1998; and the acquisition of 81% of Essex on November 27, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company manufactures a broad portfolio of wire and cable products. The Company conducts its North American operations through three operating groups covering the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and, (iii) electrical. The communications segment includes communications wire and cable products sold to telephone companies, distributors and systems integrators. The OEM segment includes magnet wire and insulation materials for motors, transformers and electrical controls sold primarily to OEM's, as well as automotive and specialty wiring assemblies for automobiles and trucks The electrical segment includes building and industrial wire for applications in commercial and residential construction and industrial facilities. In addition to its North American operations, the Company (through its 51% owned subsidiary, Cables of Zion) manufacturers a broad range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products.

    Prior to the acquisitions of Essex and Cables of Zion (see Note 5 to the consolidated financial statements), the Company's operations consisted principally of its North American communications wire and cable business. The Essex Acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and electrical segment product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Cables of Zion ("COZ") and COZ's subsequent acquisition of its major Israeli competitor, Cvalim, on December 31, 1998 resulted in the addition to the Company's operating results of its Israeli operations ("Superior Israel").

    The aforementioned acquisitions were accounted for under the purchase method of accounting; accordingly, the results of operations included herein (including the related segment data) reflect (i) the impact of the Essex operations for the one month period ended December 31, 1998 and (ii) the impact of the Superior Israel operations for the eight month period ended December 31, 1998.

    Comparative tables reflecting operating statement data for Superior TeleCom on a segment basis are included herein. The Company recently changed its year end to December 31 from April 30, effective for the December 31, 1998 period. To facilitate a meaningful comparison between periods, Table I presents the

Company's comparative historical unaudited results of operations (including associated industry segment data) for the twelve month periods ended December 31, 1997 and December 31, 1998 along with management's discussion and analysis of the operating results for these periods. Table II presents audited operating statement data (including associated industry segment data) for the fiscal years ended April 28, 1996, April 30, 1997 and 1998 and for the eight months ended December 31, 1998 along with management's discussion and analysis of the operating results for these periods.

    As previously mentioned, the results of operations presented in Table I and Table II for the periods ended December 31, 1998 reflect the operating results for Essex and Superior Israel for the period from the date of their respective acquisitions through December 31, 1998. Comparisons to results of operations for periods ended prior to the date of these acquisitions will be accordingly impacted.

IMPACT OF COPPER PRICE FLUCTUATIONS ON OPERATING RESULTS

    Copper is one of the principal raw materials used in the Company's wire and cable product manufacturing. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability due to the ability of the Company, in most cases, to adjust prices billed for its products in order to match properly the price of copper billed with the copper cost component of its inventory shipped. In order to facilitate meaningful period-to-period comparison, management's discussion of operating results included herein provides, in certain instances, adjusted sales and adjusted gross margin percentage data to reflect the cost and selling price of copper on a constant basis.

                                    TABLE I

                       CONSOLIDATED RESULTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               TWELVE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
Net sales:
  Communications Group.......................................................................  $ 496,117  $ 502,542
  OEM Group..................................................................................         --     48,572
  Electrical Group...........................................................................         --     53,206
  Superior Israel............................................................................         --     43,482
                                                                                               ---------  ---------
    Consolidated.............................................................................    496,117    647,802
                                                                                               ---------  ---------
Gross profit:
  Communications Group.......................................................................  $  93,002  $ 113,177
  OEM Group..................................................................................         --      8,293
  Electrical Group...........................................................................         --      8,204
  Superior Israel............................................................................         --      7,073
                                                                                               ---------  ---------
    Consolidated.............................................................................     93,002    136,747
                                                                                               ---------  ---------
Gross margin percentage:
  Communications Group.......................................................................       18.8%      22.5%
  OEM Group..................................................................................         --       17.1
  Electrical Group...........................................................................         --       15.4
  Superior Israel............................................................................         --       16.3
                                                                                               ---------  ---------
Consolidated.................................................................................       18.8%      21.1%
                                                                                               ---------  ---------
Selling, general and administrative expenses:
  Communications Group.......................................................................  $  17,050  $  20,806
  OEM Group..................................................................................         --      4,263
  Electrical Group...........................................................................         --      3,778
  Superior Israel............................................................................         --      4,116
  Corporate and other........................................................................      3,498      6,419
                                                                                               ---------  ---------
    Consolidated.............................................................................     20,548     39,382
                                                                                               ---------  ---------
Amortization of goodwill.....................................................................  $   1,719  $   3,009
                                                                                               ---------  ---------
Operating income (loss) (a):
  Communications Group.......................................................................  $  75,752  $  92,371
  OEM Group..................................................................................         --      4,030
  Electrical Group...........................................................................         --      4,426
  Superior Israel............................................................................         --      2,957
  Corporate and other........................................................................     (5,217)    (9,428)
                                                                                               ---------  ---------
    Consolidated.............................................................................     70,735     94,356
Nonrecurring and unusual charges (a).........................................................         --    (13,511)
                                                                                               ---------  ---------
Operating income after nonrecurring and unusual charges......................................  $  70,735  $  80,845
Interest expense.............................................................................     (9,242)   (18,807)
Other income (expense), net..................................................................        208        (13)
                                                                                               ---------  ---------
Income before income tax expense, minority interest and extraordinary (loss).................     61,701     62,025
Provision for income taxes...................................................................    (24,299)   (25,368)
Minority interest in earnings of subsidiaries................................................         --        219
                                                                                               ---------  ---------
Income before extraordinary (loss)...........................................................     37,402     36,876
Extraordinary (loss).........................................................................         --     (1,243)
                                                                                               ---------  ---------
Net income...................................................................................  $  37,402  $  35,633
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Net income per diluted share of common stock:
  Income before extraordinary (loss) and nonrecurring and unusual charges....................  $    1.82  $    2.13
  Nonrecurring and unusual charges...........................................................         --      (0.35)
  Extraordinary (loss) on early extinguishment of debt.......................................         --      (0.06)
                                                                                               ---------  ---------
    Net income per diluted share of common stock.............................................  $    1.82  $    1.72
                                                                                               ---------  ---------
                                                                                               ---------  ---------

------------------------
    (a) Operating income presented above excludes the impact of nonrecurring and unusual charges of $13.5 million during the twelve months ended December 31, 1998 (see Note 15 to the Company's consolidated financial statements).

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)

    Consolidated net sales for the twelve months ended December 31, 1998 reflected the revenue contribution from the Superior Israel acquisition in May 1998 and the Essex Acquisition in November 1998. Excluding the impact of these acquisitions, both revenue and profitability during 1998 continued to improve, reflecting strong demand and improving margins as the Company continues to focus on (i) reducing manufacturing costs by lowering raw material prices and improving manufacturing production efficiencies, (ii) controlling selling, general and administrative expenses ("SG&A expenses"), and (iii) managing working capital to enhance operating cash flow and capital available for business expansion and debt reduction.

    Consolidated net sales for the twelve months ended December 31, 1998 ("1998") were $647.8 million representing an increase of $151.7 million, or 30.6%, as compared to the twelve months ended December 31, 1997 ("1997"). In the Communications Group, net sales in 1998 were $502.5 million, representing an increase of $6.4 million, or 1.3%, as compared to 1997 net sales of $496.1 million. The comparative increase in 1998 net sales adjusted to a constant copper cost of $0.80 per pound was 8.9% or $40.8 million. The copper adjusted increase in net sales of the Communications Group for 1998 included $12.4 million in net sales contributed by the acquired operations of Essex for the one month period ended December 31, 1998. Excluding the impact of the Essex Acquisition, the Communications Group experienced a copper adjusted increase in net sales in 1998 of 6.2% (or $28.4 million), as compared to the same period in the prior year. This increase in net sales reflected continued growing demand for copper communications wire and cable products resulting from the growth in copper-based telephone access lines and increased maintenance requirements by its major telephone company customers.

    Consolidated net sales for 1998 also included $48.6 million in net sales from the OEM Group and $53.2 million in net sales from the Electrical Group, with such revenues being attributable to the acquired Essex operations for the one month period ended December 31, 1998. Superior Israel's 1998 net sales of $43.5 million represent revenues of this segment for the period from May 1998 (the date of the Superior Israel acquisition) through December 31, 1998.

    Consolidated gross profit for 1998 was $136.7 million, representing an increase of $43.7 million, or 47.0%, as compared to 1997 gross profit of $93.0 million. The 1998 comparative increase in consolidated gross profit was aided by the Essex and Superior Israel acquisitions, along with substantial growth in the gross profit of the Company's existing North American communications wire and cable business.

    The Communications Group gross profit for 1998 increased $20.2 million, or 21.7%, to $113.2 million as compared to gross profit of $93.0 million in 1997. The increase in the Communications Group gross profit during 1998 included $3.6 million in incremental gross profit contribution from the acquired Essex operations. Excluding the contribution of Essex, the Communications Group achieved an increase in gross profit of $16.6 million, or 17.8%, during 1998, as compared to 1997. The Communications Group gross margin percentage based on actual sales was 22.5% for 1998, as compared to 18.8% in 1997. Excluding the impact of the Essex acquisition, the gross margin percentage, adjusted to a constant copper cost of $0.80 per pound, was 22.2% in 1998 as compared to 20.4% in 1997. The increase in the copper adjusted gross margin percentage reflects a trend of improving margins that has continued over the past four years and, in the current year, is attributable to (i) manufacturing cost reductions resulting from production efficiencies, (ii) lower raw material prices, (iii) product and customer mix and (iv) improved cost absorption resulting from increased production volumes.

    The consolidated gross profit in 1998 also included gross profit contribution of $8.3 million (17.1% gross margin percentage) from the OEM Group, $8.2 million (15.4% gross margin percentage) from the Electrical Group and $7.1 million (16.3% gross margin percentage) from Superior Israel.

    Consolidated SG&A expenses for 1998 increased by $18.8 million to $39.4 million, as compared to $20.5 million in SG&A expenses in 1997. The Communications Group SG&A expenses in 1998 increased by $3.8 million, or 22.0%, as compared to 1997. Excluding the impact of the Essex Acquisition, the Communications Group SG&A expenses in 1998 increased by $2.9 million, or 16.9%, which increase resulted primarily from the expansion of product development activities and incremental staff required to support the increased level of the Communications Group's activity. The OEM Group, the Electrical Group and Superior Israel incurred SG&A expenses in 1998 of $4.3 million, $3.8 million and $4.1 million, respectively. Corporate SG&A expenses increased $2.9 million to $6.4 million in 1998 as compared to 1997, with such increase primarily attributable to the acquired operations of Essex. The Company anticipates that the consolidation of the acquired Essex operations, as well as the consolidation of Superior Israel's operations (Cables of Zion and Cvalim), will result in significant SG&A expense savings in 1999.

    Consolidated operating income (excluding nonrecurring and unusual charges) in 1998 was $94.4 million, representing an increase of $23.6 million, or 33.4%, as compared to 1997. The Communications Group operating income during 1998 increased $16.6 million, or 21.9%, to $92.4 million, as compared to $75.8 million in 1997. Excluding the impact of the Essex Acquisition, the Communications Group operating income increased 18.3% in 1998 as compared to 1997, with such increase attributable to internal sales growth in excess of 7%, as well as a strong improvement in the gross margin percentage resulting from cost reductions and other manufacturing and operating efficiencies achieved during the year. Operating income contribution in 1998 from the OEM Group, the Electrical Group and Superior Israel was $4.0 million, $4.4 million and $3.0 million, respectively.

    The Company incurred nonrecurring and unusual charges during 1998 of $13.5 million, consisting of: (i) a $10.0 million investment advisory fee for services provided by Alpine, including extensive consulting, financial advisory and other services, as well as assistance in originating, structuring and negotiating the Essex Acquisition and the Company's financing of the transaction; (ii) a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim; and (iii) $0.6 million in charges associated with the review and evaluation of a planned implementation of a new information system.

    Interest expense in 1998 was $18.8 million, representing an increase of $9.6 million, as compared to interest expense of $9.2 million in 1997. Incremental interest expense associated with debt incurred for the Essex and Superior Israel acquisitions amounted to approximately $11.2 million in 1998. Accordingly, excluding the impact of acquisition indebtedness, interest expense in 1998 would have reflected a decline of approximately $1.6 million as compared to 1997, with such decline being attributable to debt reduction achieved through the application of operating cash flow generated during such periods.

    The provision for income taxes in 1998 was $25.4 million (an effective tax rate of 40.9%) as compared to $24.3 million (an effective tax rate of 39.4%) in 1997. The increase in the effective tax rate in 1998 was the result of the increase in nondeductible goodwill associated with the Essex Acquisition.

    In connection with the financing of the Essex Acquisition, the Company recorded an after-tax extraordinary charge on the early extinguishment of debt of $1.2 million, or $0.06 per diluted share, during 1998, with such charge representing the write-off of previously capitalized deferred financing fees.

    Net income in 1998 was $35.6 million (or $1.72 per diluted share). However, net income before nonrecurring, unusual and extraordinary charges in 1998 was $44.1 million (or $2.13 per diluted share). This compares with net income in 1997 of $37.4 million (or $1.82 per diluted share).

                                    TABLE II
                   COMBINED UNAUDITED SEGMENT OPERATING DATA
                FISCAL YEARS ENDED APRIL 30 1996, 1997 AND 1998
               AND THE EIGHT MONTH PERIOD ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                               FISCAL YEAR ENDED APRIL        EIGHT MONTHS ENDED
                                                          ----------------------------------     DECEMBER 31,
                                                             1996        1997        1998            1998
                                                          ----------  ----------  ----------  -------------------
Net sales:
    Communications Group................................  $  410,413  $  463,840  $  516,599      $   340,841
    OEM Group...........................................      --          --          --               48,572
    Electrical Group....................................      --          --          --               53,206
    Superior Israel.....................................      --          --          --               43,482
                                                          ----------  ----------  ----------         --------
        Consolidated net sales..........................     410,413     463,840     516,599          486,101
                                                          ----------  ----------  ----------         --------
Gross profit:
    Communications Group................................  $   47,559  $   79,569  $   99,241      $    79,425
    OEM Group...........................................      --          --          --                8,293
    Electrical Group....................................      --          --          --                8,204
    Superior Israel.....................................      --          --          --                7,073
                                                          ----------  ----------  ----------         --------
        Consolidated gross profit.......................      47,559      79,569      99,241          102,995
                                                          ----------  ----------  ----------         --------
Gross margin percentage:
    Communications Group................................        11.6%       17.2%       19.2%            23.3%
    OEM Group...........................................      --          --          --                 17.1
    Electrical Group....................................      --          --          --                 15.4
    Superior Israel.....................................      --          --          --                 16.3
                                                          ----------  ----------  ----------         --------
        Consolidated gross profit.......................        11.6%       17.2%       19.2%            21.2%
                                                          ----------  ----------  ----------         --------
Selling, general and administrative expenses:
    Communications Group................................  $   14,223  $   16,129  $   18,266      $    15,342
    OEM Group...........................................      --          --          --                4,263
    Electrical Group....................................      --          --          --                3,778
    Superior Israel.....................................      --          --          --                4,116
    Corporate and other.................................      --           1,037       3,915            4,834
                                                          ----------  ----------  ----------         --------
        Consolidated....................................      14,223      17,166      22,181           32,333
                                                          ----------  ----------  ----------         --------
Amortization of goodwill................................  $    1,556  $    1,726  $    1,715      $     2,447
                                                          ----------  ----------  ----------         --------
Nonrecurring and unusual charges:
    Superior Israel.....................................  $   --      $   --      $   --          $     2,865
    Corporate and other.................................      --          --          --               10,646
                                                          ----------  ----------  ----------         --------
        Consolidated....................................  $   --      $   --      $   --          $    13,511
                                                          ----------  ----------  ----------         --------
Operating income (loss):
    Communications Group................................  $   33,336  $   63,440  $   80,975      $    64,079
    OEM Group...........................................      --          --          --                3,892
    Electrical Group....................................      --          --          --                4,426
    Superior Israel.....................................      --          --          --                   92
    Corporate and other.................................      (1,556)     (2,763)     (5,630)         (17,785)
                                                          ----------  ----------  ----------         --------
        Combined operating income.......................  $   31,780  $   60,677  $   75,345      $    54,704
                                                          ----------  ----------  ----------         --------
                                                          ----------  ----------  ----------         --------

RESULTS OF OPERATIONS--EIGHT MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THE YEAR ENDED APRIL 30, 1998

    Net sales were $486.1 million during the eight months ended December 31, 1998, representing a decrease of $30.5 million, as compared to net sales of $516.6 million during the fiscal year ended April 30, 1998. The comparative decrease in net sales for the eight month period ended December 31, 1998 was due to the shorter period comparison (eight months versus twelve months) and the impact of lower copper prices in the December 31, 1998 eight month period, offset by (i) the inclusion of $113.9 million and $43.5 million in net sales contributed by the acquired operations of Essex and Superior Israel.

    Gross profit increased to $103.0 million during the eight month period ended December 31, 1998, as compared to gross profit of $99.2 million for the fiscal year ended April 30, 1998. The comparative increase in gross profit for the eight month period ended December 31, 1998 included the gross profit contribution of the Essex and Superior Israel acquisitions of $20.1 million and $7.1 million, respectively, and a comparative increase in gross margin percentage in the existing operations of the Communications Group; offset by the impact of the shorter period comparison.

    The gross margin percentage increased to 21.2% for the eight months ended December 31, 1998, as compared to 19.2% for the fiscal year ended April 30, 1998. Contributing to the improving gross margin percentage in 1998 were lower copper costs during the December 31, 1998 fiscal period, along with an improvement in the copper adjusted gross margin in the existing operations of the Communications Group. The gross margin percentage was negatively impacted during the December 31, 1998 fiscal period by the addition of lower margin product segments from the acquired Essex and Superior Israel operations.

    SG&A expenses increased to $32.3 million during the eight month period ended December 31, 1998, as compared to $22.2 million for the fiscal year ended April 30, 1998. The increase in SG&A expenses of $10.1 million during the eight month period ended December 31, 1998 was due to $11.7 million and $4.1 million in incremental SG&A expenses associated with the acquired operations of Essex and Superior Israel, respectively, partially offset by the shorter period comparisons.

    As previously discussed, during the eight month period ended December 31, 1998, the Company incurred nonrecurring and unusual charges of $13.5 million.

    Operating income was $54.7 million for the eight month period ended December 31, 1998, representing a decrease of $20.6 million, as compared to operating income of $75.3 million for the fiscal year ended April 30, 1998. The comparative decrease in operating income for the eight months ended December 31, 1998 reflects the shorter period comparison and the impact of the aforementioned nonrecurring charges, offset by the operating income contribution of the acquired operations of Essex and Superior Israel.

    Interest expense was $16.7 million for the eight month period ended December 31, 1998, representing an increase of $8.6 million, as compared to interest expense of $8.1 million during the fiscal year ended April 30, 1998. The increase in interest expense reflects the increase in consolidated debt associated with the Essex and Superior Israel acquisitions offset by the shorter period.

    The consolidated provision for income taxes during the eight month period ended December 31, 1998 was $15.5 million, as compared to $26.8 million during the fiscal year ended April 30, 1998. The effective tax rate was 41.2% for the eight month period ended December 31, 1998, as compared to 39.7% for the fiscal year ended April 30, 1998, with such increase in effective tax rate being due to the increase in non-tax deductible goodwill charges during the eight month period ended December 31, 1998.

    A minority interest credit of $0.1 million was recorded during the eight month period ended December 31, 1998; with such credit representing the 19% minority stockholders' interest in Essex and the 49% minority stockholders' interest in Superior Israel.

    Net income before nonrecurring, unusual and extraordinary charges during the eight month period ended December 31, 1998 was $29.4 million, or $1.42 per diluted share, as compared to $40.7 million, or $1.97 per diluted share, for the fiscal year ended April 30, 1998.

    The after tax impact of nonrecurring and unusual charges amounted to $7.2 million, or $0.35 per diluted share, for the eight month period ended December 31, 1998.

    In connection with the financing of the Essex Acquisition, the Company recorded an after-tax extraordinary charge on the early extinguishment of debt of $1.2 million, or $0.06 per diluted share, during the eight month period ended December 31, 1998, with such charge representing the write-off of previously capitalized deferred financing fees.

RESULTS OF OPERATIONS--FISCAL 1998, FISCAL 1997 AND FISCAL 1996 COMPARISONS

    The results of operations for the years ended April 30, 1998 ("fiscal 1998"), 1997 ("fiscal 1997") and 1996 ("fiscal 1996") are comprised entirely of the operations of the Communications Group, which includes principally the manufacture and sale of telecommunications wire and cable products in the North American market.

    In fiscal 1998, net sales were $516.6 million, representing an increase of $52.8 million, or 11.4%, as compared to fiscal 1997 net sales of $463.8 million. Comparative fiscal 1997 net sales reflected a similar trend, increasing by 13.0%, or $53.4 million, as compared to fiscal 1996. The comparative increase in fiscal 1998 and fiscal 1997 net sales adjusted to a constant copper cost of $0.80 per pound was 12.6% and 20.1%, respectively.

    The increase in comparative net sales in both fiscal 1998 and fiscal 1997 resulted from a number of factors including: (1) increased demand for copper wire and cable products due to the growth in new copper-based telephone access lines and increased maintenance spending by several of the Company's major telephone company customers; (2) an increase in market share in both fiscal 1998 and 1997 resulting from multi-year supply agreements entered into with several of the Company's major telephone company customers during such periods; and (3) the impact of price increases instituted during the latter half of fiscal 1996 on substantially all of the Company's long-term supply agreements (which supply agreements constituted in excess of 90% of the Company's net sales).

    Along with the comparative increase in net sales in fiscal 1998 and 1997, the Company also achieved substantial growth in gross profit and a significant increase in its gross margin percentage during such fiscal periods. In fiscal 1998, gross profit increased $19.7 million, or 24.7%, to $99.2 million, as compared to fiscal 1997. In fiscal 1997, gross profit was $79.6 million, representing a comparative increase in gross profit of $32.0 million, or 67.3%, as compared to fiscal 1996. During these same fiscal periods, the gross margin percentage (adjusted to a constant copper cost of $0.80 per pound), was as follows: fiscal 1998, 20.7%; fiscal 1997, 18.7%; fiscal 1996, 13.4%. The increase in copper adjusted gross margin percentage in fiscal 1998 and fiscal 1997 reflected the impact of the aforementioned price increases as well as the impact of substantial manufacturing cost reductions and efficiencies achieved during these fiscal years. These manufacturing cost reductions and efficiencies resulted from the integration of acquired operations, raw material price and cost reductions and the benefit from improved cost absorption due to increases in production volumes.

    SG&A expenses increased from $14.2 million in fiscal 1996 to $17.2 million in fiscal 1997 and to $22.2 million in fiscal 1998. The increase in SG&A expenses in fiscal 1997 and fiscal 1998 was attributable to: (i) costs associated with incremental sales and marketing staff to support the increased level of sales activity; (ii) expansion of administrative activities, particularly in the area of information systems, to support the level of growth;
(iii) in fiscal 1997 and 1998, the expansion of product development activities, including the establishment and staffing of a product development facility in the fourth quarter of fiscal

1997; and (iv) in fiscal 1998, an increase in charges pursuant to the Services Agreement with Alpine (see Note 18 to the accompanying consolidated financial statements).

    Commensurate with the growth in net sales and gross profit, operating income increased substantially in both fiscal 1998 and fiscal 1997. Operating income in fiscal 1998 was $75.3 million, representing an increase of 24.2%, as compared to fiscal 1997 operating income of $60.7 million. The comparative growth in fiscal 1997 operating income was $28.9 million, or 90.9%, as compared to fiscal 1996. During this same period, operating income as a percentage of net sales increased from 7.7% in fiscal 1996 to 13.1% and 14.6% in fiscal 1997 and fiscal 1998, respectively.

    Interest expense in fiscal 1996, fiscal 1997 and fiscal 1998 was $17.4 million, $12.9 million and $8.1 million, respectively. The reduction in comparative interest expense in fiscal 1998 and fiscal 1997 reflected reduced levels of weighted average debt in both fiscal 1998 and fiscal 1997 resulting from positive operating cash flow applied to debt reduction during these periods, as well as the impact of the application of certain proceeds from the Offering (see Note 1 to the accompanying consolidated financial statements) towards debt reductions in fiscal 1997.

    The effective income tax expense rate during fiscal 1998, fiscal 1997 and fiscal 1996 was 39.7%, 40.0% and 45.3%, respectively. The higher effective tax rate in fiscal 1996 was due primarily to the proportionate impact of non-tax deductible goodwill.

    As a result of the substantial growth in operating income in fiscal 1998 and fiscal 1997, along with reduction in interest expense for these same periods, net income increased on a comparative basis by $23.0 million, or 421.3%, in fiscal 1997 and by $12.2 million, or 42.8%, in fiscal 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the eight month period ended December 31, 1998, the Company generated $15.1 million in cash flow from operating activities, consisting of $37.1 million in income generated from operations (net income plus non-cash charges) reduced by $22.0 million in cash flow used for net working capital changes. The major working capital changes included a $19.6 million increase in inventories and a $22.3 million decrease in accounts payable and accrued expenses, offset by an $18.7 million decrease in accounts receivable. Cash used by investing activities amounted to $1.1 billion, consisting principally of $1.1 billion in cash paid for the acquisition of Essex, Cables of Zion and Cvalim and $28.0 million in capital expenditures. Cash provided by financing activities amounted to $1.1 billion, consisting principally of $1.2 billion in borrowings under various term loans, offset by $31.0 million used for debt issuance costs and $6.1 million used for treasury share repurchases and common stock dividends.

    As discussed in Note 5 to the accompanying Consolidated Financial Statements, the Company completed a cash tender offer for the acquisition of 81% of the outstanding common shares of Essex on November 27, 1998. In connection with this acquisition, the Company entered into a $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Proceeds from these financing arrangements amounting to approximately $1.15 billion were used to (i) pay $770 million, representing the cash portion of the Essex Acquisition purchase price,
(ii) refinance approximately $84 million under Superior's existing credit facility, (iii) refinance approximately $275 million of Essex's existing debt, and (iv) pay related transaction expenses. Obligations under the Credit Agreement and the Sub Notes are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by the common stock of the Company's domestic subsidiaries and 65% of the common stock of its principal foreign subsidiaries. The Credit Agreement and Sub Notes contain customary performance and financial covenants. At December 31, 1998, the Company had $147 million in excess availability under the Credit Agreement.

    In addition to financing provided by the Credit Agreement and Sub Notes, the Company, through Essex, has financing availability under a receivable securitization program providing for up to $150.0 million in short term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 1999, although it may be extended for successive one-year periods, subject to agreement of the parties. At December 31, 1998, $114.7 million was outstanding under this program bearing an interest rate of 5.6%.

    As discussed in Note 5 to the accompanying Consolidated Financial Statements, the Company acquired 51% of Cables of Zion on May 5, 1998 and financed the $25.0 million purchase price through borrowings under its existing revolving credit facility. On December 31, 1998, Cables of Zion completed the acquisition of all of the business and certain operating assets of Cvalim for $41.2 million. In connection with this acquisition, Cables of Zion entered into a $83.0 million credit facility, consisting of a $53.0 million term loan and a $30.0 million revolving credit facility. Proceeds from this financing were used to finance the acquisition, pay related expenses and provide for working capital requirements of Cables of Zion. Obligations under this credit facility are secured by all of the assets of Cables of Zion. The credit facility contains customary performance and financial covenants. At December 31, 1998, Cables of Zion had $29.0 million in excess availability under its revolving credit facility.

    The Company's principal debt service commitments for the next twelve months amount to $62.6 million and capital expenditures are expected to approximate $65.0-$75.0 million. Management anticipates that the Company will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, excess funds available under the Company's credit facilities should be sufficient to cover such shortfall. The Company's credit arrangements include limitations on dividends and payments to affiliates, such as Alpine.

DERIVATIVE FINANCIAL INSTRUMENTS

    To a limited extent, the Company uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Superior's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for financial or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

YEAR 2000

OVERVIEW

    The year 2000 ("Y2K") problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. The six-digit date (YYMMDD) has become the standard for date representations and is embedded in a multitude of computer programs and computer chips. Information Technology (IT) hardware, "embedded" technology, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. The Company does not manufacture or sell products with embedded technology.

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

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 85% complete and should be completed in April 1999 upon receipt of all remaining vendor and supplier Year 2000 readiness inquiries.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

    (a) Raw material vendors: The Company's raw material purchases are through third party raw material vendors. All mission critical raw material vendors have responded to the Company's Year 2000 readiness inquiry;

    (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 75%;

    (c) Service providers: The response to the Year 2000 readiness inquiries from third; party service providers, which includes utilities, phone service and all facility related services, is at 90%; and

    (d) Software vendors: The Company has upgraded all purchased software to Year 2000 compliant version and is in the testing phase.

    The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before June 1999.

    The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in April 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of remediation and equipment and software replacement, of which approximately 50% has been incurred to date, ranges between $7 million and $7.25 million and is summarized below. Approximately one-half of the remaining $3.5 million is to be paid to external parties for purchases of new systems and equipment.

                                                                   $5.95 million--$6.16
Code modification and testing....................................  million
                                                                   $1.05 million--$1.09
Personal computer, software and other upgrades...................  million

    Approximately 12% of the total IT budget for 1998 and 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    A most reasonably likely worst case Year 2000 scenario is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on the schedule of other major IT projects.

    The Company has not completed a contingency plan, however, it intends to have such a plan completed by March 31, 1999. Each manufacturing facility will incorporate Year 2000 into their existing disaster contingency plan. The contingency plan will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified and available.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting the Company's $1.15 billion Credit Agreement and its $200 million Sub Notes would increase annual interest expense by approximately 11.2%, or $13.4 million. In addition, the Company has interest rate swaps on $400 million principal amount, with a fixed LIBOR rate of 4.97%, expiring December 12, 1999 and on $200 million principal amount, with a fixed LIBOR rate of 5.07%, expiring December 12, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of December 31, 1998 and April 30, 1997 and 1998 and for the eight months ended December 31, 1998 and each of the three years in the period ended April 30, 1998 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1),(a)(2) See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

    (a)(3)Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

    (b) The Company reported the cash tender offer for 81% of Essex International Inc. in its Form 10-Q, Item 5, for the fiscal quarter ended October 31, 1998, filed December 14, 1998, in order to fulfill the Company's Form 8-K filing requirement.

    The Company filed a Current Report on Form 8-K on December 22, 1998 with respect to Item 8 to report its change in year end to December 31 from April 30, effective December 31, 1998.

ITEM 14(C) EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       2(a)  Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE (incorporated herein by reference to Exhibit
             1 to the Current Report on Form 8-K of Alpine dated March 2, 1992)

       2(b)  Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the
             Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on
             October 5, 1993)

       2(c)  Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc.,
             Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (the "Alcatel
             Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995)

       2(d)  Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated
             June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of
             Alpine for the year ended April 30, 1996 (the "1996 Alpine 10-K"))

       2(e)  Amendment, dated May 11, 1995, to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc.,
             Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995)

       2(f)  Share Purchase Agreement, dated as of May 5, 1998, by and among CLAL Industries and Investments Ltd.,
             ISAL Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to
             Exhibit 1 to the Current Report on Form 8-K of the Company dated May 5, 1998)

       2(g)  Agreement and Plan of Merger, dated as of October 21, 1998, by and among the Company, SUT Acquisition
             Corp. and Essex International Inc. (incorporated herein by reference to Exhibit (c)(1) to the Tender
             Offer Statement on Schedule 14D-1 of the Company and SUT Acquisition Corp., as filed with the Commission on October 28, 1998)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2(h)  Asset Purchase Agreement, dated October 2, 1998, among Cables of Zion United Works Ltd., Cvalim--The
             Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated December 31,
             1998 (the "Cvalim 8-K"))

       2(i)  Amendment No. 1 to Asset Purchase Agreement, dated December 31, 1998, among Cables of Zion United Works
             Ltd., Cvalim--The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd.
             (incorporated herein by reference to Exhibit 2 to the Cvalim 8-K)

       3(a)  Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the
             Registration Statement on Form S-1 (Registration No. 333-09933) of the Company, as filed with the
             Commission on August 9, 1996 (as amended, the "S-1"))

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

       3(d)  By-laws of the Company (incorporated herein by reference to Exhibit 3.4 to the S-1)

       4(a)  Form of Amended and Restated Declaration of Trust of Superior Trust I (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Registration No. 333-68889) of the Company and
             Superior Trust I, as filed with the Commission on December 14, 1998 (as amended, the "S-4"))

       4(b)  Form of Indenture for the 8 1/2% Convertible Subordinated Debentures of the Company (incorporated herein by reference to Exhibit 4.3 to the S-4)

       4(c)  Form of Guarantee Agreement for the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I
             (incorporated herein by reference to Exhibit 4.4 to the S-4)

      10(a)  Amended and Restated Superior TeleCom Inc. 1996 Stock Option Plan (incorporated herein by reference to
             Appendix D to the Joint Proxy Statement/Prospectus filed as part of the S-4)

      10(b)  Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the S-1)

      10(c)  Lease Agreement, dated as of December 16, 1993, by and between ALP(TX) QRS 11-28, Inc. and Superior
             TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly
             Report on Form 10-Q of Alpine for the quarter ended January 31, 1994)

      10(d)  First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc.
             and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on
             Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 Alpine 10-K"))

      10(e)  Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS 11-28, Inc.
             and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995
             Alpine 10-K)

      10(f)  Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28, Inc.
             and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the S-1)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10(g)  First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Alpine and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the S-1)

      10(h)  Employment Agreement, dated April 26, 1996, between Superior Telecommunications Inc. and Justin F.
             Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the S-1)

      10(i)  Employment Agreement, dated as of October 17, 1996, between the Company and Steven S. Elbaum
             (incorporated herein by reference to Exhibit 10(14) to the Quarterly Report on Form 10-Q of the Company
             for the quarter ended January 31, 1997)

      10(j)  Letter Agreement, dated October 8, 1996, between the Company and Alpine relating to a capital contribution by Alpine to the Company (incorporated herein by reference to Exhibit 10.2 to the S-1)

      10(k)  Letter Agreement, dated October 2, 1996, between the Company and Alpine relating to tax indemnification
             (incorporated herein by reference to Exhibit 10.5 to the S-1)

      10(l)  Tax Allocation Agreement, dated as of October 2, 1996, among Alpine, the Company and its subsidiaries
             (incorporated herein by reference to Exhibit 10.9 to the S-1)

      10(m)  Exchange Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.10 to the S-1)

      10(n)  Registration Rights Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.11 to the S-1)

      10(o)  Services Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.4 to the S-1)

      10(p)  Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to
             Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the year ended April 30, 1997)

      10(q)  Amendment No. 2, dated as of May 1, 1998, to the Services Agreement (incorporated herein by reference to
             Exhibit 10(w) to the Annual Report on Form 10-K of the Company for the year ended April 30, 1998)

      10(r)  Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior/ Essex Corp., Essex
             Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as documentation agent,
             Fleet National Bank, as syndication agent, and Bankers Trust Company, as administrative agent
             (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A of Alpine, the Company,
             Superior/Essex Corp. and SUT Acquisition Corp., as filed with the Commission on December 7, 1998 (the
             "Schedule 13D"))

      10(s)  Senior Subordinated Credit Agreement, dated as of November 27, 1998, among Superior/ Essex Corp., as borrower, the Company, as parent, the subsidiary guarantors named therein, various lenders, Fleet
             Corporate Finance, Inc., as syndication agent, and Bankers Trust Company, as administrative agent
             (incorporated herein by reference to Exhibit 99.8 to the Schedule 13D)

      10(t)  Addendum No. 1 to the Application to Open an Account, dated December 29, 1998, between Cables of Zion
             United Works Ltd. And Bank Hapoalim B.M. (incorporated herein by reference to Exhibit 3 to the Cvalim
             8-K)

       21*   List of Subsidiaries

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      23(a)* Consent of Arthur Andersen LLP

       27*   Financial Data Schedule

------------------------

* Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999

                                SUPERIOR TELECOM INC.

                                By:             /s/ STEVEN S. ELBAUM
                                     -----------------------------------------
                                                  Steven S. Elbaum
                                               CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board,
     /s/ STEVEN S. ELBAUM         Chief Executive Officer
------------------------------    and Director (principal      March 31, 1999
       Steven S. Elbaum           executive officer)

                                Chief Financial Officer and
    /s/ DAVID S. ALDRIDGE         Treasurer (principal
------------------------------    financial and accounting     March 31, 1999
      David S. Aldridge           officer)

    /s/ EUGENE P. CONNELL       Director
------------------------------                                 March 31, 1999
      Eugene P. Connell

    /s/ ROBERT J. LEVENSON      Director
------------------------------                                 March 31, 1999
      Robert J. Levenson

     /s/ CHARLES Y.C. TSE       Director
------------------------------                                 March 31, 1999
       Charles Y.C. Tse

      /s/ BRAGI F. SCHUT        Director
------------------------------                                 March 31, 1999
        Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants...................................................................     F-2

Consolidated balance sheets as of April 30, 1997 and 1998 and December 31, 1998............................     F-3

Consolidated statements of operations for the years ended April 28, 1996, April 30, 1997 and 1998 and for
  the eight months ended December 31, 1998.................................................................     F-4

Consolidated statements of stockholders' equity for the years ended April 28, 1996, April 30, 1997 and 1998
  and for the eight months ended December 31, 1998.........................................................     F-5

Consolidated statements of cash flows for the years ended April 28, 1996, April 30, 1997 and 1998 and for
  the eight months ended December 31, 1998.................................................................     F-7

Notes to consolidated financial statements.................................................................     F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Superior TeleCom Inc.:

    We have audited the accompanying consolidated balance sheets of Superior TeleCom Inc. (a Delaware corporation) (Note 1) and subsidiaries as of April 30, 1997 and 1998 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 28, 1996, April 30, 1997 and 1998 and for the eight months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1997 and 1998 and December 31, 1998 and the results of their operations and their cash flows for the years ended April 28, 1996, April 30, 1997 and 1998, and the eight months ended December 31, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Atlanta, Georgia
February 26, 1999

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             APRIL 30,   APRIL 30,   DECEMBER 31,
                                                                                1997        1998         1998
                                                                             ----------  ----------  ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents................................................  $    1,052  $    9,866   $   16,110
  Accounts receivable,net..................................................      48,099      41,108      222,568
  Inventories..............................................................      56,262      43,190      346,614
  Other current assets.....................................................       4,554       6,683       44,661
                                                                             ----------  ----------  ------------
    Total current assets...................................................     109,967     100,847      629,953
Property, plant and equipment, net.........................................      77,023      83,121      513,433
Other assets...............................................................       4,666       3,792       48,505
Goodwill, net..............................................................      46,452      44,483      694,665
                                                                             ----------  ----------  ------------
    Total assets...........................................................  $  238,108  $  232,243   $1,886,556
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................  $   43,594  $   43,815   $  110,737
  Accrued expenses.........................................................      18,326      18,361      104,107
  Short-term borrowings....................................................          --          --      120,109
  Current portion of long-term debt........................................         430         139       62,603
                                                                             ----------  ----------  ------------
    Total current liabilities..............................................      62,350      62,315      397,556
Long-term debt, less current portion.......................................     120,862      74,883    1,215,594
Minority interest in subsidiaries..........................................          --          --       64,571
Other long-term liabilities................................................      10,868      12,839      117,455
                                                                             ----------  ----------  ------------
    Total liabilities......................................................     194,080     150,037    1,795,176
                                                                             ----------  ----------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock (12,926,536, 16,170,666 and 20,287,274 shares issued at
    April 30, 1997 and 1998 and December 31, 1998, respectively)...........         129         162          203
  Capital in excess of par value...........................................      27,340      27,528       28,332
  Accumulated other comprehensive income (deficit).........................        (831)     (1,528)      (6,081)
  Retained earnings........................................................      17,390      56,044       75,043
                                                                             ----------  ----------  ------------
                                                                                 44,028      82,206       97,497
  Shares of common stock in treasury.......................................          --          --       (6,117)
                                                                             ----------  ----------  ------------
    Total stockholders' equity.............................................      44,028      82,206       91,380
                                                                             ----------  ----------  ------------
      Total liabilities and stockholders' equity...........................  $  238,108  $  232,243   $1,886,556
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED              EIGHT MONTHS
                                                                ----------------------------------      ENDED
                                                                APRIL 28,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                                                   1996        1997        1998         1998
                                                                ----------  ----------  ----------  -------------
                                                                   (NOTE 1)    (NOTE 1)                  (NOTE 1)
Net sales.....................................................  $  410,413  $  463,840  $  516,599   $   486,101
Cost of goods sold............................................     362,854     384,271     417,358       383,106
                                                                ----------  ----------  ----------  -------------
  Gross profit................................................      47,559      79,569      99,241       102,995
Selling, general and administrative expenses..................      14,223      17,166      22,181        32,333
Nonrecurring and unusual charges..............................          --          --          --        13,511
Amortization of goodwill......................................       1,556       1,726       1,715         2,447
                                                                ----------  ----------  ----------  -------------
  Operating income............................................      31,780      60,677      75,345        54,704
Interest expense..............................................     (17,355)    (12,907)     (8,090)      (16,651)
Other income (expense), net...................................         404        (305)        206          (346)
                                                                ----------  ----------  ----------  -------------
  Income before income taxes, minority interest and
    extraordinary (loss)......................................      14,829      47,465      67,461        37,707
Provision for income taxes....................................      (6,722)    (18,989)    (26,786)      (15,544)
                                                                ----------  ----------  ----------  -------------
  Income before minority interest and extraordinary (loss)....       8,107      28,476      40,675        22,163
Minority interest in (earnings) losses of subsidiaries, net...          --          --          --            93
                                                                ----------  ----------  ----------  -------------
  Income before extraordinary (loss)..........................       8,107      28,476      40,675        22,256
Extraordinary (loss) on early extinguishment of debt, net.....      (2,645)         --          --        (1,243)
                                                                ----------  ----------  ----------  -------------
    Net income................................................  $    5,462  $   28,476  $   40,675   $    21,013
                                                                ----------  ----------  ----------  -------------
                                                                ----------  ----------  ----------  -------------
Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)........................                          $     2.01   $      1.10
    Extraordinary (loss) on early extinguishment of debt......                                  --         (0.06)
                                                                                        ----------  -------------
    Net income per basic share of common stock................                          $     2.01   $      1.04
                                                                                        ----------  -------------
                                                                                        ----------  -------------
  Diluted:
    Income before extraordinary (loss)........................                          $     1.97   $      1.07
    Extraordinary (loss) on early extinguishment of debt......                                  --         (0.06)
                                                                                        ----------  -------------
    Net income per diluted share of common stock..............                          $     1.97   $      1.01
                                                                                        ----------  -------------
                                                                                        ----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED APRIL 28, 1996, APRIL 30, 1997 AND 1998, AND THE EIGHT
                         MONTHS ENDED DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SUPERIOR
                                                   DNE                TELECOMMUNICATIONS            SUPERIOR
                                              SYSTEMS, INC.                  INC.                 TELECOM INC.         CAPITAL
                                               COMMON STOCK              COMMON STOCK             COMMON STOCK        IN EXCESS
                                         ------------------------  ------------------------  ----------------------    OF PAR
                                           SHARES       AMOUNT       SHARES       AMOUNT      SHARES      AMOUNT        VALUE
                                         -----------  -----------  -----------  -----------  ---------  -----------  -----------
    Balance at April 30, 1995..........         750    $       1        1,000    $      --          --   $      --    $  45,700
Distributions to Alpine, net...........                                                                                  (3,446)
Total comprehensive income.............
                                                ---        -----   -----------       -----   ---------       -----   -----------
    Balance at April 28, 1996..........         750            1        1,000           --          --          --       42,254
6% Cumulative Preferred Stock issued by
  Superior Telecommunications Inc......                                                                                 (20,000)
October 2, 1996 Reorganization (Note
  1)...................................        (750)          (1)      (1,000)          --   6,024,048          60       20,599
Dividends paid on common stock.........                                                                                (117,129)
Initial public offering of common
  stock................................                                                      6,900,000          69      101,573
Purchase of treasury stock.............
Exchange of treasury stock for
  preferred
  stock of subsidiary..................
Employee stock purchase plan...........                                                          2,488          --           43
Total comprehensive income.............
                                                ---        -----   -----------       -----   ---------       -----   -----------
    Balance at April 30, 1997..........          --    $      --           --    $      --   12,926,536  $     129    $  27,340
                                                ---        -----   -----------       -----   ---------       -----   -----------
                                                ---        -----   -----------       -----   ---------       -----   -----------


                                           ACCUMULATED                        TREASURY
                                              OTHER                            STOCK
                                          COMPREHENSIVE    RETAINED    ----------------------
                                             DEFICIT       EARNINGS     SHARES      AMOUNT       TOTAL
                                         ---------------  -----------  ---------  -----------  ---------
    Balance at April 30, 1995..........     $      --      $   4,153          --   $      --   $  49,854
Distributions to Alpine, net...........                                                           (3,446)
Total comprehensive income.............          (214)         5,462                               5,248
                                              -------     -----------  ---------  -----------  ---------
    Balance at April 28, 1996..........          (214)         9,615          --          --      51,656
6% Cumulative Preferred Stock issued by
  Superior Telecommunications Inc......                                                          (20,000)
October 2, 1996 Reorganization (Note
  1)...................................           103        (20,701)         --          --          60
Dividends paid on common stock.........                                                         (117,129)
Initial public offering of common
  stock................................                                                          101,642
Purchase of treasury stock.............                                 (450,000)     (8,055)     (8,055)
Exchange of treasury stock for
  preferred
  stock of subsidiary..................                                  450,000       8,055       8,055
Employee stock purchase plan...........                                                               43
Total comprehensive income.............          (720)        28,476                              27,756
                                              -------     -----------  ---------  -----------  ---------
    Balance at April 30, 1997..........     $    (831)     $  17,390          --   $      --   $  44,028
                                              -------     -----------  ---------  -----------  ---------
                                              -------     -----------  ---------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
   FOR THE YEARS ENDED APRIL 28, 1996, APRIL 30, 1997 AND 1998, AND THE EIGHT
                         MONTHS ENDED DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               SUPERIOR
                                                                             TELECOM INC.           CAPITAL     ACCUMULATED
                                                                             COMMON STOCK          IN EXCESS       OTHER
                                                                       -------------------------    OF PAR     COMPREHENSIVE
                                                                          SHARES       AMOUNT        VALUE        DEFICIT
                                                                       ------------  -----------  -----------  --------------
    Balance at April 30, 1997........................................    12,926,536   $     129    $  27,340     $     (831)
Employee stock purchase plan.........................................         7,333           1          174
Exercise of stock options............................................         3,162          --           46
Partial stock split..................................................     3,233,635          32          (32)
Cash dividend declared...............................................
Total comprehensive income...........................................                                                  (697)
                                                                       ------------       -----   -----------       -------
    Balance at April 30, 1998........................................    16,170,666         162       27,528         (1,528)
Employee stock purchase plan.........................................         4,745                      165
Exercise of stock options............................................        52,163                      680
Cash dividend declared...............................................
Purchase of treasury stock...........................................
Total comprehensive income...........................................                                                (4,553)
Partial stock split..................................................     4,059,700          41          (41)
                                                                       ------------       -----   -----------       -------
    Balance at December 31, 1998.....................................    20,287,274   $     203    $  28,332     $   (6,081)
                                                                       ------------       -----   -----------       -------
                                                                       ------------       -----   -----------       -------


                                                                                     TREASURY STOCK
                                                                       RETAINED   ---------------------
                                                                       EARNINGS     SHARES     AMOUNT      TOTAL
                                                                       ---------  ----------  ---------  ---------
    Balance at April 30, 1997........................................  $  17,390          --  $      --  $  44,028
Employee stock purchase plan.........................................                                          175
Exercise of stock options............................................                                           46
Partial stock split..................................................                                           --
Cash dividend declared...............................................     (2,021)                           (2,021)
Total comprehensive income...........................................     40,675                            39,978
                                                                       ---------  ----------  ---------  ---------
    Balance at April 30, 1998........................................     56,044          --         --     82,206
Employee stock purchase plan.........................................                                          165
Exercise of stock options............................................                                          680
Cash dividend declared...............................................     (2,014)                           (2,014)
Purchase of treasury stock...........................................               (168,700)    (6,117)    (6,117)
Total comprehensive income...........................................     21,013                            16,460
Partial stock split..................................................                                           --
                                                                       ---------  ----------  ---------  ---------
    Balance at December 31, 1998.....................................  $  75,043    (168,700) $  (6,117) $  91,380
                                                                       ---------  ----------  ---------  ---------
                                                                       ---------  ----------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             YEARS ENDED             EIGHT MONTHS
                                                                  ---------------------------------      ENDED
                                                                  APRIL 28,   APRIL 30,   APRIL 30,  DECEMBER 31,
                                                                     1996        1997       1998         1998
                                                                  ----------  ----------  ---------  -------------
                                                                   (NOTE 1)    (NOTE 1)                (NOTE 1)
Cash flows from operating activities:
  Income before extraordinary (loss)............................  $    8,107  $   28,476  $  40,675   $    22,256
  Adjustments to reconcile income before extraordinary (loss) to cash provided by operating activities:
    Depreciation and amortization...............................       8,451       9,295     10,045        11,926
    Amortization of deferred financing costs....................         360         609      1,059         1,046
    (Benefit) provision for deferred taxes......................      (1,300)      1,419       (545)          174
    Change in assets and liabilities, net of effects from
      companies acquired:
      Accounts receivable.......................................      (2,709)      5,590      1,971        18,655
      Inventories...............................................         742       1,464     12,998       (19,615)
      Other current and noncurrent assets.......................         808       1,243       (213)          638
      Accounts payable and accrued expenses.....................      11,309       2,425      4,756       (20,538)
      Other, net................................................       1,470         372     (1,158)          605
                                                                  ----------  ----------  ---------  -------------
Cash flows provided by operating activities.....................      27,238      50,893     69,588        15,147
                                                                  ----------  ----------  ---------  -------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired............................    (103,409)         --         --    (1,104,679)
  Capital expenditures..........................................      (9,786)     (9,807)   (18,488)      (28,014)
  Net proceeds from sale of assets..............................          --       2,534      5,113         1,751
  Other.........................................................       1,419          35         --            --
                                                                  ----------  ----------  ---------  -------------
Cash flows used for investing activities........................    (111,776)     (7,238)   (13,375)   (1,130,942)
                                                                  ----------  ----------  ---------  -------------

Cash flows from financing activities:
  Net proceeds from sale of common stock........................          --     101,642         --            --
  Short-term borrowings, net....................................          --          --         --       (12,895)
  (Repayments) borrowings under revolving credit facilities,
    net.........................................................     (17,623)    111,657    (42,307)        8,899
  Debt issuance costs...........................................      (3,365)     (4,122)        --       (31,026)
  Advances from (repayments to) Alpine, net.....................     112,571    (112,939)      (439)          171
  Long-term borrowings..........................................     141,170          --         --     1,166,200
  Repayments of long-term borrowings............................    (148,237)     (2,389)    (3,963)       (1,044)
  Dividends paid on common stock................................          --    (117,129)    (1,011)       (2,014)
  Purchase of treasury stock....................................          --      (8,055)        --        (6,117)
  Redemption of subsidiary preferred stock......................          --     (11,300)        --            --
  Other.........................................................         100        (319)       321          (135)
                                                                  ----------  ----------  ---------  -------------
Cash flows provided by (used for) financing activities..........      84,616     (42,954)   (47,399)    1,122,039
                                                                  ----------  ----------  ---------  -------------

Net increase in cash and cash equivalents.......................          78         701      8,814         6,244
Cash and cash equivalents at beginning of period................         273         351      1,052         9,866
                                                                  ----------  ----------  ---------  -------------
Cash and cash equivalents at end of period......................  $      351  $    1,052  $   9,866   $    16,110
                                                                  ----------  ----------  ---------  -------------
                                                                  ----------  ----------  ---------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                             YEARS ENDED             EIGHT MONTHS
                                                                   --------------------------------      ENDED
                                                                   APRIL 28,   APRIL 30,  APRIL 30,  DECEMBER 31,
                                                                      1996       1997       1998         1998
                                                                   ----------  ---------  ---------  -------------
                                                                    (NOTE 1)   (NOTE 1)                (NOTE 1)
Supplemental disclosures:
  Cash paid for interest.........................................  $   18,620  $  12,696  $   7,402   $    11,702
                                                                   ----------  ---------  ---------  -------------
                                                                   ----------  ---------  ---------  -------------
  Cash paid for income taxes.....................................  $      237  $  13,820  $  29,440   $    27,396
                                                                   ----------  ---------  ---------  -------------
                                                                   ----------  ---------  ---------  -------------
Non-cash investing and financing activities:
  Exchange of common stock for subsidiary preferred stock:
    Preferred stock acquired.....................................              $  (8,055)
                                                                               ---------
                                                                               ---------
    Treasury stock issued........................................              $  (8,055)
                                                                               ---------
                                                                               ---------
Acquisition of businesses:
  Assets, net of cash acquired...................................  $  126,127                         $ 1,599,305
  Liabilities assumed............................................     (22,718)                           (428,097)
  Minority interest in subsidiaries..............................          --                             (66,529)
                                                                   ----------                        -------------
  Net cash paid..................................................  $  103,409                         $ 1,104,679
                                                                   ----------                        -------------
                                                                   ----------                        -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    DESCRIPTION OF BUSINESS

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") manufactures a broad portfolio of products with primary applications in the communications, original equipment manufacturer ("OEM"), electrical and power cable markets. The Company is a manufacturer and supplier of telecommunications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls, as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. The Company operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom, and Israel.

    ORGANIZATIONAL HISTORY

    Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("STI") and DNE Systems, Inc. ("DNE"), were contributed to the Company in exchange for 100% of the shares of the Company's then outstanding common stock. Prior to the Reorganization and pursuant to a recapitalization of STI and DNE, STI issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "STI Preferred Stock"), with a liquidation preference of $1,000 per share, and STI and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a revolving credit facility, the net proceeds of which were used to repay the net amount of intercompany debt owed by STI and DNE to Alpine of $87.9 million and to pay to Alpine $63.8 million of the aforementioned dividend.

    In October 1996, the Company sold 9.4 million shares of its common stock (the "Common Stock") through an initial public offering (the "Offering") and used the proceeds to repay $34.4 million of bank debt and to pay to Alpine the remaining balance of the aforementioned dividend declared by STI and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 1.4 million shares of Common Stock. The Company used the net proceeds of approximately $13.3 million to repurchase 0.7 million shares of Common Stock for approximately $8.1 million, with the balance used to reduce bank debt. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of STI Preferred Stock. On February 12, 1997, STI redeemed, at face value, an additional $11.3 million in principal amount of STI Preferred Stock. The remaining $0.6 million of STI Preferred Stock held by Alpine is included in other long-term liabilities in the accompanying consolidated balance sheet. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of Common Stock, Alpine's ownership interest was reduced to 50.1%.

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex") (see Note
5). The Company will acquire the remaining 19% of the Essex common stock through the issuance of 8 1/2% trust convertible preferred securities on March 31, 1999.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. ORGANIZATION (CONTINUED)
    CHANGE IN YEAR END

    On December 15, 1998, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1998 (see Note
19).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    These financial statements present the consolidated balance sheets of the Company at April 30, 1997 and 1998 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 28, 1996 ("fiscal 1996"), April 30, 1997 ("fiscal 1997") and 1998 ("fiscal 1998") and for the eight months ended December 31, 1998. The fiscal 1996 and 1997 statements of operations, stockholders' equity and financial statement disclosures include the combined operations of STI and DNE for the periods prior to the Reorganization. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories (with the exception of inventories at Essex) are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories at Essex are stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

                                                                5 to 30
Buildings and improvements....................................  years
                                                                3 to 15
Machinery and equipment.......................................  years
                                                                3 to 10
Furniture and fixtures........................................  years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at April 30, 1997 and 1998 and December 31, 1998 was $4.8 million, $6.5 million and $8.9 million, respectively. The Company periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value.

    OTHER ASSETS

    Other assets consist primarily of deferred debt issuance costs and are being amortized over the lives of the applicable debt instruments using the effective interest rate method and charged to operations as additional interest expense.

    AMOUNTS DUE CUSTOMERS

    Included in accrued expenses at December 31, 1998 are certain amounts due customers totaling $11.1 million, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

    REVENUE RECOGNITION

    Substantially all revenue is recognized at the time the product is shipped, except for limited product consignments which are not reflected in revenue until sold to the end user.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at fiscal year-end. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the fiscal year. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period subsequent to the Reorganization. Diluted earnings per common share is determined assuming the conversion of outstanding stock options and grants under the treasury stock method. Historical earnings per common share for the periods prior to the Offering are not presented since STI and DNE were wholly-owned subsidiaries of Alpine.

    CONCENTRATION OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    STI's revenues constitute 74% of consolidated revenues for the eight months ended December 31, 1998. During fiscal 1996, 1997 and 1998 and the eight months ended December 31, 1998, sales to the regional Bell operating companies and major independent telephone companies represented 88%, 91%, 88% and 88% of STI's North American net sales, respectively. At April 30, 1997 and 1998 and December 31, 1998, accounts receivable from these customers amounted to $43.0 million, $35.9 million and $18.9 million, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Accounts receivable includes allowances for doubtful accounts of $0.2 million, $0.2 million and $5.0 million at April 30, 1997 and 1998 and December 31, 1998, respectively.

    INCOME TAXES

    For U.S. federal income tax purposes, STI's and DNE's combined taxable income was included as part of the Alpine consolidated U.S. federal return through the date of the Reorganization. STI and DNE filed separate state income tax returns during such periods. The Company filed (or will file) consolidated U.S. federal income tax returns for the periods ended April 30, 1997 and 1998 and for the eight month period ended December 31, 1998.

    USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1996, 1997 and 1998 consolidated financial statements to conform with the December 31, 1998 presentation.

    NEW ACCOUNTING STANDARDS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements expanded or modified disclosures and had no impact on the Company's consolidated financial position, results of operations or cash flows. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be effective for the Company beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption, however, the Company believes the effect of adoption will not be material.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

3. INVENTORIES

    At April 30, 1997 and 1998 and December 31, 1998, the components of inventories are as follows:

                                                           APRIL 30,  APRIL 30,  DECEMBER 31,
                                                             1997       1998         1998
                                                           ---------  ---------  ------------
                                                                     (IN THOUSANDS)
Raw materials............................................  $  10,352  $   8,672   $   47,519
Work in process..........................................     10,556      8,170       45,661
Finished goods...........................................     35,354     26,348      254,099
                                                           ---------  ---------  ------------
                                                              56,262     43,190      347,279
LIFO reserve.............................................         --         --         (665)
                                                           ---------  ---------  ------------
                                                           $  56,262  $  43,190   $  346,614
                                                           ---------  ---------  ------------
                                                           ---------  ---------  ------------

    Inventories valued using the LIFO method amounted to $220.9 million at December 31, 1998.

4. PROPERTY, PLANT AND EQUIPMENT

    At April 30, 1997 and 1998 and December 31, 1998, property, plant and equipment consist of the following:

                                                           APRIL 30,  APRIL 30,  DECEMBER 31,
                                                             1997       1998         1998
                                                           ---------  ---------  ------------
                                                                     (IN THOUSANDS)
Land.....................................................  $   3,065  $   2,851   $   24,890
Buildings and improvements...............................     19,024     17,003      129,878
Machinery and equipment..................................     74,342     89,540      399,520
                                                           ---------  ---------  ------------
                                                              96,431    109,394      554,288
Less accumulated depreciation............................     19,408     26,273       40,855
                                                           ---------  ---------  ------------
                                                           $  77,023  $  83,121   $  513,433
                                                           ---------  ---------  ------------
                                                           ---------  ---------  ------------

    Depreciation expense for fiscal 1996, 1997 and 1998 and for the eight months ended December 31, 1998 was $6.7 million, $7.6 million, $8.3 million and $9.5 million, respectively.

5. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex, at an aggregate cash tender value of $770 million (the "Essex Acquisition"). The Company intends, on March 31, 1999, to acquire the remaining outstanding common shares of Essex through the issuance of $167 million in 8 1/2% trust convertible preferred securities.

    In connection with the Essex Acquisition, the Company entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinated credit facility (the "Credit Facilities"). Proceeds from the Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay $275 million of Essex indebtedness, (iii) refinance the Company's existing outstanding bank debt and (iv) pay related transaction expenses (see Note 8 for a further description of the Credit Facilities).

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

5. ACQUISITIONS (CONTINUED)
    The Essex Acquisition was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the date of acquisition, which includes accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired of approximately $651 million is being amortized on a straight-line basis over 40 years.

    CABLES OF ZION AND CVALIM ACQUISITIONS

    On May 5, 1998, the Company acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million. The Company has an option through May 5, 2000 to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). This acquisition (the "Cables of Zion Acquisition") was accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion are included in the Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

    On December 31, 1998, Cables of Zion acquired the business and certain operating assets of Cvalim-The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") for an adjusted purchase price of $41.2 million. In connection with the acquisition, Cables of Zion entered into an $83.0 million credit facility (the "Cables of Zion Credit Facility") consisting of a $53.0 million term loan and $30.0 million revolving line of credit. Proceeds from the Cables of Zion Credit Facility were used to finance the acquisition, pay related fees and expenses and provide for working capital requirements. The purchase price was allocated based upon the estimates of the fair value of assets acquired and is subject to adjustment.

    ALCATEL ACQUISITION

    On May 11, 1995, STI acquired the U.S. and Canadian copper wire and cable business (the "Alcatel Acquisition") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA") for $103.4 million.

    The Alcatel Acquisition was accounted for using the purchase method and, accordingly, the results of operations are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $17.2 million and is being amortized on a straight-line basis over 30 years.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for the year ended April 30, 1998 and the eight months ended December 31, 1998, which give effect to the Essex Acquisition and Cables of Zion

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

5. ACQUISITIONS (CONTINUED)
Acquisition as if the transactions had occurred on May 1, 1997, are presented below. The pro forma results of operations do not include the results of operations of Cvalim as they are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

                                                                                 YEAR ENDED
                                                                                  APRIL 30,    EIGHT MONTHS ENDED
                                                                                    1998        DECEMBER 31, 1998
                                                                                -------------  -------------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Net sales.....................................................................   $ 2,277,246      $   1,351,089
Nonrecurring and unusual charges..............................................            --             21,343
Income before income taxes, minority interest and
  extraordinary (loss)........................................................       122,853             32,426
Income before extraordinary (loss)............................................        50,311             10,129
Extraordinary (loss) on early extinguishment of debt..........................            --             (1,243)
Net income applicable to common stock.........................................        50,311              8,886

Net income per diluted share of common stock:
  Income before extraordinary (loss)..........................................   $      2.43      $        0.49
  Extraordinary (loss) on early extinguishment of debt........................            --              (0.06)
                                                                                -------------  -------------------
    Net income per diluted share of common stock..............................   $      2.43      $        0.43
                                                                                -------------  -------------------
                                                                                -------------  -------------------

6. ACCRUED EXPENSES

    At April 30, 1997 and 1998 and December 31, 1998, accrued expenses consist of the following:

                                                                           APRIL 30,    APRIL 30,    DECEMBER 31,
                                                                             1997         1998           1998
                                                                           ---------  -------------  ------------
                                                                                       (IN THOUSANDS)
Accrued wages, salaries and employee benefits............................  $   7,191    $   7,697     $   32,516
Other accrued expenses...................................................     11,135       10,664         71,591
                                                                           ---------  -------------  ------------
                                                                           $  18,326    $  18,361     $  104,107
                                                                           ---------  -------------  ------------
                                                                           ---------  -------------  ------------

7. SHORT-TERM BORROWINGS

    At December 31, 1998, short-term borrowings consist principally of $114.7 million in borrowings under an accounts receivable securitization program which provides for up to $150.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary of Essex ("Essex Funding"). Under the receivable securitization program, Essex has granted a security interest in all its trade accounts receivable to secure borrowings under the facility. The receivable securitization program expires on November 30, 1999, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 5.25% at December 31, 1998) plus 0.35%.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT

    At April 30, 1997 and 1998 and December 31, 1998, long-term debt consists of the following:

                                                                              APRIL 30,   APRIL 30,  DECEMBER 31,
                                                                                 1997       1998         1998
                                                                              ----------  ---------  ------------
                                                                                        (IN THOUSANDS)
Senior revolving credit facility (a)........................................  $  111,657  $  69,350   $   77,750
Term loan A (a).............................................................      --         --          500,000
Term loan B (a).............................................................      --         --          425,000
Senior subordinated notes (a)...............................................      --         --          200,000
Cables of Zion credit facility (b)..........................................      --         --           41,237
Other.......................................................................       9,635      5,672       34,210
                                                                              ----------  ---------  ------------
  Total debt................................................................     121,292     75,022    1,278,197
Less current portion of long-term debt......................................         430        139       62,603
                                                                              ----------  ---------  ------------
                                                                              $  120,862  $  74,883   $1,215,594
                                                                              ----------  ---------  ------------
                                                                              ----------  ---------  ------------

    At December 31, 1998, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates its recorded value. The Company has entered into a number of interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on the Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair value of the interest rate caps and swaps reflects a gain of $1.9 million at December 31, 1998.

    The aggregate principal maturities of long-term debt for the five years subsequent to December 31, 1998 are as follows:

YEAR                                                                                AMOUNT
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................   $    62,603
2000...........................................................................        79,687
2001...........................................................................        88,501
2002...........................................................................       100,214
2003...........................................................................       196,205
Thereafter.....................................................................       750,987
                                                                                 -------------
                                                                                  $ 1,278,197
                                                                                 -------------
                                                                                 -------------

------------------------

    (a) In connection with the Essex Acquisition (see Note 5), the Company amended and restated its existing credit facilities. The amended and restated credit facilities provide for total borrowing availability of up to $1.35 billion, consisting of a $225.0 million revolving credit facility, a $500.0 million term loan A facility, a $425.0 million term loan B facility and $200.0 million in senior subordinated notes.

        The revolving credit facility is available to the Company's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate. Interest on the outstanding

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
       balance is based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0%
        (8.63% at December 31, 1998), is payable quarterly, and matures on May 27, 2004.

        The term loan A is repayable in varying installments over five and one-half years, with interest payable quarterly based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (8.25% at December 31, 1998), and matures on May 27, 2004.

        The term loan B is repayable in varying installments over seven years, with interest payable quarterly based upon LIBOR plus 3.75% or the base rate (prime) plus 2.75% (8.86% at December 31, 1998), and matures on November 27, 2005.

        The senior subordinated notes are due in November 2006. Interest for the initial six months is LIBOR plus 4.25% or base rate (prime) plus 3.25%. On the six month anniversary of the borrowing date, the interest rate will increase to LIBOR plus 4.5% or base rate (prime) plus 3.50%, and on the 12 month anniversary of the borrowing date, the interest rate will increase to LIBOR plus 5.00% or base rate (prime) plus 4.00%. After the 12 month anniversary of the borrowing date, the interest rate will increase at the end of each three month period by 0.25% until reaching the maximum interest rate of LIBOR plus 5.5% or base rate (prime) plus 4.5%.

        All the borrowings under the above described credit arrangements are guaranteed by each of the Company's domestic subsidiaries. The common stock of all domestic subsidiaries of the Company and 65% of the common stock of its foreign subsidiaries have been pledged to secure the guarantees. The obligations under these credit arrangements are secured by substantially all of the assets of the Company and its domestic subsidiaries.

    (b) In connection with the December 31, 1998 acquisition of the Cvalim assets (see Note 5), Cables of Zion entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Cables of Zion term loan") and a $30.0 million revolving credit facility ("Cables of Zion revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. The Cables of Zion term loan is repayable on December 31, 2008. Interest on the Cables of Zion term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18 - 30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%.

        The Cables of Zion revolving credit facility is available up to $30.0 million in the aggregate. Interest on the outstanding balance is based upon either LIBOR plus 0.4%, the lending bank's prime rate minus 1.1%, or a rate to be agreed upon by the parties. The Cables of Zion credit facility terminates on December 31, 2003. Obligations under the Cables of Zion credit facility are secured by all of the assets of Cables of Zion.

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness.

    In connection with the amendment and restatement of the Company's credit facility, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.2 million (net of income taxes of $0.8 million), or $0.06 per diluted share, during the eight months ended December 31, 1998. In fiscal 1996, the Company incurred a charge of $2.6 million (net of income taxes of $1.7 million) for the early extinguishment of debt related to the refinancing of certain debt incurred for the Alcatel Acquisition.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

9. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share ("EPS") for the period from the Reorganization to April 30, 1997, the year ended April 30, 1998 and the eight months ended December 31, 1998 is as follows:

                                                                                                                     EIGHT
                                                                                                                    MONTHS
                                                                                                                     ENDED
                                           PERIOD ENDED APRIL 30, 1997                                             DECEMBER
                                                                                  YEAR ENDED APRIL 30, 1998        31, 1998
                                       -----------------------------------  -------------------------------------  ---------
                                          NET                  PER SHARE       NET                    PER SHARE       NET
                                        INCOME     SHARES       AMOUNT       INCOME      SHARES        AMOUNT       INCOME
                                       ---------  ---------  -------------  ---------  -----------  -------------  ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share
  before extraordinary (loss)........  $  17,390     19,270    $    0.90    $  40,675      20,205     $    2.01    $  22,256
                                       ---------                   -----    ---------                     -----    ---------
                                       ---------                   -----    ---------                     -----    ---------
Dilutive impact of stock options and
  grants.............................                   218                                   478
                                                  ---------                            -----------
Diluted earnings per common share
  before extraordinary (loss)........  $  17,390     19,488    $    0.89    $  40,675      20,683     $    1.97    $  22,256
                                       ---------  ---------        -----    ---------  -----------        -----    ---------
                                       ---------  ---------        -----    ---------  -----------        -----    ---------


                                                      PER SHARE
                                         SHARES        AMOUNT
                                       -----------  -------------

Basic earnings per common share
  before extraordinary (loss)........      20,131     $    1.10
                                                          -----
                                                          -----
Dilutive impact of stock options and
  grants.............................         595
                                       -----------
Diluted earnings per common share
  before extraordinary (loss)........      20,726     $    1.07
                                       -----------        -----
                                       -----------        -----

    As a publicly traded company, Cables of Zion has certain stock options outstanding pursuant to stock option plans in existence prior to the acquisition. At December 31, 1998, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

10. STOCKHOLDERS' EQUITY

    The Company has 25,000,000 shares of common stock authorized for issuance, with a $0.01 par value. At April 30, 1997 and 1998 and December 31, 1998 the Company had 12,926,536, 16,170,666 and 20,287,274 common shares issued, respectively.

    On both January 15, 1998 and January 11, 1999, the Company declared five-for-four common stock splits, which were effected in the form of a 25% stock dividend paid on February 2, 1998 and February 3, 1999, respectively. As a result, 3,233,635 shares and 4,059,700 shares were issued to stockholders of record on January 23, 1998 and January 20, 1999, respectively. All references to common shares (except shares authorized and issued) and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

    The Company declared a $0.25 per common share cash dividend payable quarterly at a rate of $0.0625 per share. Payment of each quarterly dividend is subject to approval by the Board of Directors. Cash dividends, totaling $2.0 million were declared during both fiscal 1998 and the eight months ended December 31, 1998.

11. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Superior TeleCom Inc. 1996 Stock Option Plan (the "Option Plan") which has 1,953,125 shares of common stock reserved for issuance. At December 31, 1998, there were 136,934 shares of common stock available under the Option Plan. Participation in the Option Plan is limited to employees and directors of the Company. The Option Plan provides for grants of incentive and nonincentive stock options which cannot be exercised in the first year or after ten years from the date of grant.

    The Company also sponsors the Superior TeleCom Employee Stock Purchase Plan (the "ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the day immediately prior to the first day of a calendar quarter or on the last day of a calendar quarter. There are 390,625 shares of the Company's

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

11. STOCK BASED COMPENSATION PLANS (CONTINUED) common stock reserved under the ESPP, of which 3,888 shares, 10,845 and 5,931 shares were issued to employees during fiscal 1997 and 1998 and the eight months ended December 31, 1998, respectively.

    The Company continues to account for stock-based compensation (including options issued under the Option Plan and the ESPP) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, the Company's net income and basic and diluted net income per share of common stock for the period from the Reorganization to April 30, 1997, the year ended April 30, 1998 and the eight months ended December 31, 1998 would approximate the following pro forma amounts:

                                                                                                        EIGHT MONTHS ENDED
                                                               PERIOD ENDED           YEAR ENDED
                                                              APRIL 30, 1997        APRIL 30, 1998      DECEMBER 31, 1998
                                                           --------------------  --------------------  --------------------
                                                              AS         PRO        AS         PRO        AS         PRO
                                                           REPORTED     FORMA    REPORTED     FORMA    REPORTED     FORMA
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...............................................  $  17,390  $  16,281  $  40,675  $  39,030  $  21,013  $  18,882
Basic net income per share of
  common stock...........................................  $    0.90  $    0.85  $    2.01  $    1.93  $    1.04  $    0.94
Diluted net income per share of
  common stock...........................................  $    0.89  $    0.85  $    1.97  $    1.89  $    1.01  $    0.92

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for April 30, 1997 and 1998 and December 31, 1998, respectively: dividend yield of 0%, 1% and 1%; expected volatility of 44%, 39% and 43%; risk-free interest rate of 6.42%, 5.53% and 4.57%; and expected life of five years, four years and four years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) during fiscal 1997 and 1998 and the eight months ended December 31, 1998 was $4.92, $7.39 and $11.05, respectively.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

11. STOCK BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes stock option activity for fiscal 1997 and 1998 and the eight months ended December 31, 1998:

                                                                  SHARES     WEIGHTED-AVERAGE
                                                                OUTSTANDING   EXERCISE PRICE
                                                                -----------  -----------------
Outstanding at April 28, 1996.................................          --       $      --
  Granted.....................................................   1,168,364           10.28
                                                                -----------
Outstanding at April 30, 1997.................................   1,168,364           10.28
  Exercised...................................................      (4,844)          10.30
  Canceled....................................................     (41,393)          10.29
  Granted.....................................................      75,000           21.08
                                                                -----------
Outstanding at April 30, 1998.................................   1,197,127           10.96
  Exercised...................................................     (64,526)          10.38
  Canceled....................................................      (8,439)          30.40
  Granted.....................................................     622,659           30.50
                                                                -----------
Outstanding at December 31, 1998..............................   1,746,821       $   17.85
                                                                -----------
                                                                -----------

    Information with respect to stock-based compensation plan stock options outstanding at December 31, 1998 is as follows:

                                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                    ---------------------------------------------------  ------------------------------
                                          NUMBER             WEIGHTED-       WEIGHTED-                       WEIGHTED-
                                        OUTSTANDING      AVERAGE REMAINING    AVERAGE         NUMBER          AVERAGE
EXERCISE                              AT DECEMBER 31,    CONTRACTUAL LIFE    EXERCISE     EXERCISABLE AT     EXERCISE
PRICES                                     1998             (IN YEARS)         PRICE     DECEMBER 31, 1998     PRICE
----------------------------------  -------------------  -----------------  -----------  -----------------  -----------
$10.24............................        1,009,385               7.77       $   10.24         652,608       $   10.24
$11.04............................           48,995               7.99           11.04          30,109           11.04
$14.08............................           27,345               8.33           14.08           8,593           14.08
$25.28............................           46,876               8.78           25.28          15,624           25.28
$30.40............................          567,344               9.42           30.40              --              --
$31.70............................           46,876               9.78           31.70              --              --
                                         ----------                                            -------
                                          1,746,821               8.40           17.85         706,934           10.65
                                         ----------                                            -------
                                         ----------                                            -------

12. EMPLOYEE BENEFITS

    Superior provides for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefit; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

    Superior sponsors several defined benefit pension plans and an unfunded supplemental executive retirement plan (the "SERP"). The SERP provides retirement benefits based on the same formula as in effect under a certain salaried employees' plan, but only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. The defined benefit pension plans and the SERP generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Assets of the plans consist principally of cash and cash equivalents, short-term investments, equities and fixed income instruments.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFITS (CONTINUED)
    Changes in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans and the post-retirement health care benefits plans during fiscal 1997 and 1998 and the eight months ended December 31, 1998 are presented below, along with amounts recognized in the respective balance sheets and statements of operations:

                                                                                                   POST-RETIREMENT
                                                        DEFINED BENEFIT PENSION PLANS            HEALTH CARE BENEFITS
                                                      ----------------------------------  ----------------------------------
                                                           APRIL 30,        DECEMBER 31,       APRIL 30,        DECEMBER 31,
                                                      --------------------  ------------  --------------------  ------------
                                                        1997       1998         1998        1997       1998         1998
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                                                  (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...........  $   3,228  $   3,772   $    4,927   $   1,282  $   1,265   $    1,994
  Impact of acquisitions............................         --         --       99,364          --         --           --
  Service cost......................................        123        134          550          43         52           44
  Interest cost.....................................        256        300          792          96        129           91
  Plan amendments...................................        305         --           --          --         --           --
  Actuarial loss....................................         --        858           41          --        607           87
  Impact of foreign currency exchange...............         --         --         (339)         --         --           --
  Benefits paid.....................................       (140)      (137)        (330)       (156)       (59)         (42)
                                                      ---------  ---------  ------------  ---------  ---------  ------------
  Benefit obligation at end of year.................  $   3,772  $   4,927   $  105,005   $   1,265  $   1,994   $    2,174
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                      ---------  ---------  ------------  ---------  ---------  ------------
Change in plan assets:
  Fair value of plan assets at beginning of year....  $   3,263  $   3,568   $    4,360   $      --  $      --   $       --
  Impact of acquisitions............................         --         --       77,060          --         --           --
  Actual return on plan assets......................        233        751        1,802          --         --           --
  Employer contributions............................        212        178          357         156         59           42
  Impact of foreign currency exchange...............         --         --         (284)         --         --           --
  Benefits paid.....................................       (140)      (137)        (330)       (156)       (59)         (42)
                                                      ---------  ---------  ------------  ---------  ---------  ------------
  Fair value of plan assets at end of year..........  $   3,568  $   4,360   $   82,965   $      --  $      --   $       --
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                      ---------  ---------  ------------  ---------  ---------  ------------

Funded status.......................................  $    (204) $    (567)  $  (22,040)  $  (1,265) $  (1,994)  $   (2,174)
Unrecognized actuarial (gain) loss..................       (148)       247         (711)       (178)       424          502
Unrecognized prior service cost.....................        383        351          322          --         --           --
                                                      ---------  ---------  ------------  ---------  ---------  ------------
Prepaid (accrued) benefit cost......................  $      31  $      31   $  (22,429)  $  (1,443) $  (1,570)  $   (1,672)
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                      ---------  ---------  ------------  ---------  ---------  ------------
Amounts recognized in the consolidated balance
  sheets:
  Prepaid benefit cost..............................  $      31  $      35   $      258   $      --  $      --   $       --
  Accrued benefit liability.........................         --         (4)     (22,728)     (1,443)    (1,570)      (1,672)
  Additional minimum liability......................         --       (296)        (322)         --         --           --
  Intangible asset..................................         --        296          322          --         --           --
  Impact of foreign currency exchange...............         --         --           41          --         --           --
                                                      ---------  ---------  ------------  ---------  ---------  ------------
  Prepaid (accrued) benefit cost....................  $      31  $      31   $  (22,429)  $  (1,443) $  (1,570)  $   (1,672)
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                      ---------  ---------  ------------  ---------  ---------  ------------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFITS (CONTINUED)

                                                                                                   POST-RETIREMENT
                                                        DEFINED BENEFIT PENSION PLANS            HEALTH CARE BENEFITS
                                                      ----------------------------------  ----------------------------------
                                                           APRIL 30,        DECEMBER 31,       APRIL 30,        DECEMBER 31,
                                                      --------------------  ------------  --------------------  ------------
                                                        1997       1998         1998        1997       1998         1998
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                                                  (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost......................................  $     123  $     134   $      550   $      43  $      52   $       44
  Interest cost.....................................        256        300          792          96        129           91
  Expected return on plan assets....................       (254)      (281)        (819)         --         --           --
  Amortization of prior service cost................         --         23           17          --          5            9
  Actuarial loss....................................         --         --           10          --         --           --
                                                      ---------  ---------  ------------  ---------  ---------  ------------
  Net periodic benefit cost.........................  $     125  $     176   $      550   $     139  $     186   $      144
                                                      ---------  ---------  ------------  ---------  ---------  ------------
                                                      ---------  ---------  ------------  ---------  ---------  ------------

    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at April 30, 1997 and 1998 and December 31, 1998, were determined based upon the following assumptions:

                                                                                                   POST-RETIREMENT
                                                        DEFINED BENEFIT PENSION PLANS            HEALTH CARE BENEFITS
                                                      ----------------------------------  ----------------------------------
                                                           APRIL 30,        DECEMBER 31,       APRIL 30,        DECEMBER 31,
                                                      --------------------  ------------  --------------------  ------------
                                                        1997       1998         1998        1997       1998         1998
                                                      ---------  ---------  ------------  ---------  ---------  ------------
Discount rate.......................................        8.0%       6.5%         6.5%       7.75%      7.00%        6.75%
Expected return on plan assets......................        8.0%       8.0%         8.0%        N/A        N/A          N/A

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1996, 1997 and 1998 and the eight months ended December 31, 1998 were $0.4 million, $0.5 million, $0.8 million and $1.5 million, respectively.

    Essex also sponsored an unfunded, nonqualified deferred compensation plan which permitted certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $5.4 million at December 31, 1998.

    Israeli labor laws and agreements require the Company to pay severance pay and/or pensions to retired employees and to terminated employees under certain circumstances. This liability is covered mainly by regular deposits with recognized Israeli pension and severance pay funds in the employees' names and by purchase of insurance policies. The amounts funded are not reflected in the consolidated balance sheet since they are not under the control and management of the Company. The amount of liability for future Israeli employee benefits upon retirement and the balance of liability not covered by the deposits and insurance policies discussed above are in accordance with Israeli labor agreements in force. These liabilities are funded by deposits in the name of the Company with recognized Israeli severance pay funds. At December 31, 1998, accrued Israeli employee benefits consist of the following:

                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                              (IN THOUSANDS)
Funded employee benefits...................................................      $   1,295
Accrued employee benefits..................................................         (1,932)
                                                                                   -------
  Net accrued..............................................................      $    (637)
                                                                                   -------
                                                                                   -------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. INCOME TAXES

    The Company's provision for income tax expense (benefit) for fiscal 1996, 1997, 1998 and the eight months ended December 31, 1998 is comprised of the following:

                                                                        YEARS ENDED
                                                              -------------------------------  EIGHT MONTHS ENDED
                                                              APRIL 28,  APRIL 30,  APRIL 30,     DECEMBER 31,
                                                                1996       1997       1998            1998
                                                              ---------  ---------  ---------  -------------------
                                                                                 (IN THOUSANDS)
Current:
  Federal...................................................  $   7,131  $  15,121  $  21,586       $  11,713
  State.....................................................        891      2,128      3,261           1,193
  Foreign...................................................         --        321      2,484           2,464
                                                              ---------  ---------  ---------         -------
    Total current...........................................      8,022     17,570     27,331          15,370
                                                              ---------  ---------  ---------         -------
Deferred:
  Federal...................................................     (1,160)        72       (900)            624
  State.....................................................       (140)         4       (100)             50
  Foreign...................................................         --      1,343        455            (500)
                                                              ---------  ---------  ---------         -------
    Total deferred..........................................     (1,300)     1,419       (545)            174
                                                              ---------  ---------  ---------         -------
      Total income tax expense..............................  $   6,722  $  18,989  $  26,786       $  15,544
                                                              ---------  ---------  ---------         -------
                                                              ---------  ---------  ---------         -------

    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal 1996, 1997 and 1998 and the eight months ended December 31, 1998 because of the effect of the following items:

                                                                         YEARS ENDED
                                                              ---------------------------------  EIGHT MONTHS ENDED
                                                               APRIL 28,   APRIL 30,  APRIL 30,     DECEMBER 31,
                                                                 1996        1997       1998            1998
                                                              -----------  ---------  ---------  -------------------
                                                                                  (IN THOUSANDS)
Expected income tax expense at U.S. federal statutory tax
  rate......................................................   $   5,042   $  16,613  $  23,611       $  13,197
State income tax expense, net of U.S. federal tax income
  benefit...................................................         496       1,386      2,195             930
Taxes on foreign income at rates which differ from the U.S.
  federal statutory rate....................................          --         343        288              36
Nondeductible goodwill amortization.........................         382         382        435             856
Change in valuation allowance...............................          --          --     (1,100)             --
Other, net..................................................         802         265      1,357             525
                                                              -----------  ---------  ---------         -------
Provision for income taxes..................................   $   6,722   $  18,989  $  26,786       $  15,544
                                                              -----------  ---------  ---------         -------
                                                              -----------  ---------  ---------         -------

    At December 31, 1998, the Company's foreign subsidiaries had $5 million in distributable earnings, exclusive of amounts that if remitted in the future, would result in little or no tax under current laws. The Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

    Items that result in deferred tax assets and liabilities at April 30, 1997 and 1998 and December 31, 1998 are as follows:

                                                                               APRIL 30,  APRIL 30,  DECEMBER 31,
                                                                                 1997       1998         1998
                                                                               ---------  ---------  ------------
                                                                                         (IN THOUSANDS)
Deferred tax assets:
  Sale leaseback.............................................................  $   1,930  $   1,930   $    1,930
  Accruals not currently deductible for tax..................................      1,610      1,386       16,988
  Pension and post retirement benefits.......................................        591        650        6,536
  Inventory reserves.........................................................      2,730      3,276           --
  Other......................................................................        171      1,532        4,193
                                                                               ---------  ---------  ------------
Total deferred tax assets....................................................      7,032      8,774       29,647
  Less valuation allowance...................................................      1,100         --           --
                                                                               ---------  ---------  ------------
    Net deferred tax assets..................................................      5,932      8,774       29,647
                                                                               ---------  ---------  ------------
Deferred tax liabilities:
  Inventory reserves.........................................................         --         --        9,420
  Depreciation and amortization..............................................     10,683     10,988       86,703
  Other......................................................................        591      1,261        8,710
                                                                               ---------  ---------  ------------
    Total deferred tax liabilities...........................................     11,274     12,249      104,833
                                                                               ---------  ---------  ------------
    Net deferred income tax liability........................................  $   5,342  $   3,475   $   75,186
                                                                               ---------  ---------  ------------
                                                                               ---------  ---------  ------------

14. COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which has no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires that all changes in equity during a period (except those resulting from investments by stockholders and distributions to stockholders) be reported in the Company's financial statements, and displayed with the same prominence as other financial statement presentations. Financial statements for prior periods have been reclassified as required. Accumulated other comprehensive income
(loss) at April 30, 1997 and 1998 and December 31, 1998 represents foreign currency translation adjustments.

15. NONRECURRING AND UNUSUAL CHARGES

    During the eight months ended December 31, 1998 the Company recorded nonrecurring and unusual charges of $13.5 million, consisting of (i) a $10.0 million investment advisory fee paid to Alpine in connection with the acquisition of Essex, (ii) a $2.9 million restructuring charge recorded by Cables of Zion relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and (iii) $0.6 million in charges associated with the review and evaluation of a planned implementation of a new information system.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

16. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

    The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains or losses within the underlying contracts.

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 1998, the Company had no forward exchange sales contracts, but did have $1.9 million of Deutschemark purchase contracts whose fair value approximated the contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

    COMMODITY PRICE RISK MANAGEMENT

    Copper, the Company's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases and to firm and anticipated customer sales contracts. Derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks.

    Purchase of "long" contracts are utilized by the Company to hedge firm and anticipated sales contracts while sales of "short" contracts are employed with respect to copper "carryover" purchases. Copper carryover purchases represent that portion of the Company's current month's copper purchase commitments priced at the current month's average New York Commodity Exchange, Inc. ("COMEX") price, but not delivered until the following month.

    Purchase contracts at December 31, 1998 totaled 4.3 million copper pounds, with contract amounts of $3.5 million and estimated fair values of $2.9 million. Sales contracts at December 31, 1998 totaled 12.0 million copper pounds, with contract amounts of $8.3 million and estimated fair values of $8.1 million. Deferred and unrealized gains or losses on these futures contracts ($400,000 loss at December 31, 1998) are included within other current assets and will be recognized in earnings in the period in which the hedged copper is sold to customers and the underlying contracts are liquidated, when a sale is no longer expected to occur or when the carryover is received.

17. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $0.7 million, $0.9 million, $1.4 million and $2.6 million for fiscal 1996, 1997 and 1998 and the eight months ended December 31, 1998, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1998, future minimum lease payments under noncancelable operating leases are as follows:

YEAR                                                                                AMOUNT
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................    $  14,606
2000...........................................................................       13,061
2001...........................................................................       11,059
2002...........................................................................        8,228
2003...........................................................................        7,713
Thereafter.....................................................................        8,769
                                                                                 -------------
                                                                                   $  63,436
                                                                                 -------------
                                                                                 -------------

    Approximately 43% of the Company's total labor force is covered by collective bargaining agreements. Nine collective bargaining agreements, representing 26% of the Company's unionized labor force, are due to expire at various times in 1999.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

    In connection with Essex's 1988 acquisition of Essex Group, Inc., United Technologies Corporation ("UTC"), Essex's former parent, has indemnified Essex against all losses resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988 known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which became known prior to February 28, 1993. As to any such losses, the Company is responsible for the first $4 million incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

    Essex has been named as a defendant in a limited number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At December 31, 1998, the number of cases pending against Essex was 61 involving approximately 232 claims. The Company's strategy is to defend these cases vigorously.

    At December 31, 1998, the Company had purchase commitments for 686.0 million pounds of copper. This is expected to be approximately 70% of the Company's total annual requirement. The commitments are priced based on the COMEX price in the month of shipment. Shipments are scheduled monthly subject to the Company's production requirements. In addition, at December 31, 1998, the Company has 48.0 million pounds of copper purchase agreements that have been priced at fixed amounts through forward purchase contracts covered by customer sales agreements at copper prices at least equal to the Company's copper commitment.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1998, the Company had committed $9.3 million to outside vendors for certain capital projects.

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

18. RELATED PARTY TRANSACTIONS

    The Company and Alpine are parties to a services agreement (the "Services Agreement") whereby Alpine agrees to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement, Superior TeleCom paid Alpine $623,000 during the seven months ended April 30, 1997, $2.7 million during fiscal 1998 and $1.8 million during the eight months ended December 31, 1998.

    In addition to the aforementioned Service Agreement, the Company paid Alpine a $10.0 million investment advisory fee in connection with the Essex Acquisition, which fee has been included in nonrecurring and unusual charges (see Note 5).

    The Company had amounts due to Alpine of $0.8 million, $0.4 million and $1.1 million, respectively, at April 30, 1997 and 1998 and December 31, 1998, which are included in accrued expenses in the consolidated balance sheets.

19. CHANGE IN YEAR END (UNAUDITED)

    The Company's unaudited results of operations for the eight months ended December 31, 1997 are summarized as follows:

                                                                                        EIGHT MONTHS ENDED
                                                                                        DECEMBER 31, 1997
                                                                                ----------------------------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Net sales.....................................................................             $    347,447
Gross profit..................................................................                   64,202
Operating income..............................................................                   48,554
Provision for income taxes....................................................                   16,878
Net income....................................................................                   25,959
Net income per basic share of common stock....................................             $       1.28
                                                                                               --------
                                                                                               --------
Net income per diluted share of common stock..................................             $       1.26
                                                                                               --------
                                                                                               --------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM, electrical and Superior Israel. The communications segment includes (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. The OEM segment participates in the OEM wire and cable markets, principally through the production of magnet and automotive wire products. The electrical segment participates in the electrical wire and cable market principally through the production of building and industrial wire and cable. The Superior Israel segment is an Israeli-based manufacturer of fiber, copper communications, electrical and industrial wire and cable products and power cable, whose operations are conducted through Cables of Zion and Cvalim.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). The Company evaluates segment performance based on a number of factors, but including such critical factors as operating income and related data. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

    Operating results for each of the Company's four reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

                                                                      YEAR ENDED
                                                          ----------------------------------  EIGHT MONTHS ENDED
                                                          APRIL 28,   APRIL 30,   APRIL 30,      DECEMBER 31,
                                                             1996        1997        1998            1998
                                                          ----------  ----------  ----------  -------------------
                                                                              (IN THOUSANDS)
Net sales:
  Communications (a)....................................  $  410,413  $  463,840  $  516,599     $     340,841
  OEM...................................................          --          --          --            48,572
  Electrical............................................          --          --          --            53,206
  Superior Israel.......................................          --          --          --            43,482
                                                          ----------  ----------  ----------  -------------------
                                                          $  410,413  $  463,840  $  516,599     $     486,101
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------
Depreciation and amortization expense:
  Communications........................................  $    6,895  $    7,569  $    8,330     $       6,312
  OEM...................................................          --          --          --               987
  Electrical............................................          --          --          --               716
  Superior Israel.......................................          --          --          --             1,464
  Corporate and other...................................       1,556       1,726       1,715             2,447
                                                          ----------  ----------  ----------  -------------------
                                                          $    8,451  $    9,295  $   10,045     $      11,926
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------
Nonrecurring and unusual charges:
  Communications........................................  $       --  $       --  $       --     $           4
  OEM...................................................          --          --          --               138
  Superior Israel.......................................          --          --          --             2,865
  Corporate and other...................................          --          --          --            10,504
                                                          ----------  ----------  ----------  -------------------
                                                          $       --  $       --  $       --     $      13,511
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                                      YEAR ENDED
                                                          ----------------------------------  EIGHT MONTHS ENDED
                                                          APRIL 28,   APRIL 30,   APRIL 30,      DECEMBER 31,
                                                             1996        1997        1998            1998
                                                          ----------  ----------  ----------  -------------------
                                                                              (IN THOUSANDS)
Operating income (loss):
  Communications........................................  $   33,336  $   63,440  $   80,975     $      64,079
  OEM...................................................          --          --          --             3,892
  Electrical............................................          --          --          --             4,426
  Superior Israel.......................................          --          --          --                92
  Corporate and other...................................      (1,556)     (2,763)     (5,630)          (17,785)
                                                          ----------  ----------  ----------  -------------------
                                                          $   31,780  $   60,677  $   75,345     $      54,704
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------
Total assets:
  Communications........................................  $  195,651  $  193,259  $  186,217     $     284,368
  OEM...................................................          --          --          --           316,676
  Electrical............................................          --          --          --           322,622
  Superior Israel.......................................          --          --          --           123,386
  Corporate and other...................................      48,414      44,849      46,026           839,504
                                                          ----------  ----------  ----------  -------------------
                                                          $  244,065  $  238,108  $  232,243     $   1,886,556
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------
Capital expenditures:
  Communications........................................  $    9,786  $    9,807  $   18,488     $      17,919
  OEM...................................................          --          --          --             3,085
  Electrical............................................          --          --          --             3,853
  Superior Israel.......................................          --          --          --             1,110
  Corporate and other...................................          --          --          --             2,047
                                                          ----------  ----------  ----------  -------------------
                                                          $    9,786  $    9,807  $   18,488     $      28,014
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------

------------------------

(a) Five customers in the communications wire and cable segment accounted for 22%, 17%, 16%, 13% and 13% of net sales in fiscal 1996; five customers accounted for 19%, 17%, 16%, 14% and 14% of net sales in fiscal 1997; five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998; and three customers accounted for 14%, 13%, and 11% of net sales during the eight months ended December 31, 1998.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)
    The following provides information about domestic and foreign operations for fiscal 1996, 1997, and 1998 and for the eight months ended December 31, 1998:

                                                                     YEARS ENDED
                                                          ----------------------------------  EIGHT MONTHS ENDED
                                                          APRIL 28,   APRIL 30,   APRIL 30,      DECEMBER 31,
                                                             1996        1997        1998            1998
                                                          ----------  ----------  ----------  -------------------
                                                                              (IN THOUSANDS)
Net sales:
  United States.........................................  $  378,406  $  421,126  $  472,019     $     408,020
  Canada................................................      32,007      42,714      44,580            30,749
  Israel................................................          --          --          --            43,482
  United Kingdom........................................          --          --          --             3,850
                                                          ----------  ----------  ----------  -------------------
                                                          $  410,413  $  463,840  $  516,599     $     486,101
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------
Operating income (loss):
  United States.........................................  $   31,885  $   55,369  $   66,722     $      47,710
  Canada................................................        (105)      5,308       8,623             7,169
  Israel................................................          --          --          --                92
  United Kingdom........................................          --          --          --              (267)
                                                          ----------  ----------  ----------  -------------------
                                                          $   31,780  $   60,677  $   75,345     $      54,704
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------
Identifiable assets:
  United States.........................................  $  218,237  $  214,071  $  206,027     $   1,698,749
  Canada................................................      25,828      23,240      25,858            34,363
  Israel................................................          --          --          --           123,386
  United Kingdom........................................          --          --          --            28,948
                                                          ----------  ----------  ----------  -------------------
                                                          $  244,065  $  237,311  $  231,885     $   1,885,446
                                                          ----------  ----------  ----------  -------------------
                                                          ----------  ----------  ----------  -------------------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following quarterly financial information includes the combined operations of STI and DNE for the periods prior to the Reorganization (see Note
1). Net income per share of common stock is provided for the two full quarters, subsequent to the Reorganization, ended January 31, 1997 and April 30, 1997, for each of the quarters in the fiscal year ended April 30, 1998, for the fiscal quarters ended July 31, 1998 and October 31, 1998, and for the two months ended December 31,1998.

                                                                       FISCAL 1997 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $  123,824   $ 122,926    $  97,391   $  119,699  $  463,840
Gross profit........................................      18,377      20,585       17,427       23,180      79,569
Operating income....................................      14,057      15,651       12,947       18,022      60,677
Net income..........................................  $    5,968   $   6,947    $   6,132   $    9,429  $   28,476
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income per basic share of common stock..........                            $     .30   $     0.47
                                                                               -----------  ----------
                                                                               -----------  ----------
Net income per diluted share of common stock........                            $     .30   $     0.46
                                                                               -----------  ----------
                                                                               -----------  ----------

                                                                       FISCAL 1998 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $  131,233   $ 139,212    $ 113,661   $  132,493  $  516,599
Gross profit........................................      24,342      25,342       21,680       27,877      99,241
Operating income....................................      18,541      19,429       15,684       21,691      75,345
Net income..........................................  $    9,728   $  10,502    $   8,440   $   12,005  $   40,675
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income per basic share of common stock..........  $     0.48   $    0.52    $    0.42   $     0.59  $     2.01
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income per diluted share of common stock (a)....  $     0.47   $    0.51    $    0.40   $     0.58  $     1.97
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------

                                                               FISCAL QUARTER ENDED     TWO MONTHS
                                                              -----------------------     ENDED
                                                               JULY 31    OCTOBER 31   DECEMBER 31   EIGHT MONTHS
                                                              ----------  -----------  ------------  -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................  $  156,874   $ 146,097    $  183,130    $   486,101
Gross profit................................................      34,296      33,472        35,227        102,995
Nonrecurring and unusual charges............................          --          --        13,511         13,511
Operating income............................................      25,393      25,123         4,188         54,704
Net income (loss)...........................................  $   13,159   $  13,742    $   (5,888)   $    21,013
                                                              ----------  -----------  ------------  -------------
                                                              ----------  -----------  ------------  -------------
Net income (loss) per basic share of common stock...........  $     0.65   $    0.68    $    (0.29)   $      1.04
                                                              ----------  -----------  ------------  -------------
                                                              ----------  -----------  ------------  -------------
Net income (loss) per diluted share of common stock.........  $     0.63   $    0.66    $    (0.28)   $      1.01
                                                              ----------  -----------  ------------  -------------
                                                              ----------  -----------  ------------  -------------

------------------------

(a) Net income per share of common stock is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly net income per share calculation. As a result, the sum of net income per share for the four fiscal quarters may not equal the net income per share for the twelve-months ended April 30, 1998.