Form 10-Q
period 1999-03-31
SUPERIOR TELECOM INC
filed 1999-05-17
CIK 1019285

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                       OUTSTANDING AT MAY 12,
               CLASS                            1999
-----------------------------------  --------------------------
Common Stock, $.01 Par Value                 19,678,803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the eight month period ended December 31, 1998.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,   MARCH 31,
                                                                                           1998          1999
                                                                                       ------------  ------------
                                                                                                     (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $   16,110   $      7,686
  Accounts receivable (less allowance for doubtful accounts of:
    December 1998, $4,984; March 1999, $5,035).......................................      222,568        269,775
  Inventories........................................................................      346,614        339,283
  Other current assets...............................................................       44,661         33,283
                                                                                       ------------  ------------
    Total current assets.............................................................      629,953        650,027
Property, plant and equipment, net...................................................      513,433        519,261
Long-term investments and other assets...............................................       48,505         40,751
Goodwill (less accumulated amortization; December 1998, $8,893;
  March 1999, $13,174)...............................................................      694,665        778,400
                                                                                       ------------  ------------
    Total assets.....................................................................   $1,886,556   $  1,988,439
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $  110,737   $    138,344
  Accrued expenses...................................................................      104,107        100,310
  Short-term borrowings..............................................................      120,109        110,584
  Current portion of long-term debt..................................................       62,603         78,276
                                                                                       ------------  ------------
    Total current liabilities........................................................      397,556        427,514
Long-term debt, less current portion.................................................    1,215,594      1,196,329
Minority interest in subsidiary......................................................       64,571         16,426
Other long-term liabilities..........................................................      117,455        114,061
                                                                                       ------------  ------------
    Total liabilities................................................................    1,795,176      1,754,330
                                                                                       ------------  ------------
Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of
  Superior Trust I holding solely convertible debentures (net of discount--Note 5)...           --        133,290
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 35,000,000 shares; 20,287,274 and
    20,298,350 shares issued at December 31, 1998 and March 31, 1999, respectively...          203            203
  Capital in excess of par value.....................................................       28,332         28,519
  Accumulated other comprehensive deficit............................................       (6,081)        (5,102)
  Retained earnings..................................................................       75,043         84,247
                                                                                       ------------  ------------
                                                                                            97,497        107,867
  Shares of common stock in treasury, at cost; December 1998, 210,875 shares; March
    1999, 260,875 shares.............................................................       (6,117)        (7,048)
                                                                                       ------------  ------------
  Total stockholders' equity.........................................................       91,380        100,819
                                                                                       ------------  ------------
    Total liabilities and stockholders' equity.......................................   $1,886,556   $  1,988,439
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------

                                                                                                 (UNAUDITED)
Net sales.................................................................................  $  129,243  $  506,836
Cost of goods sold........................................................................     102,686     406,646
                                                                                            ----------  ----------
  Gross profit............................................................................      26,557     100,190
Selling, general and administrative expenses..............................................       5,862      41,712
Amortization of goodwill..................................................................         427       4,237
Unusual charges...........................................................................          --       2,522
                                                                                            ----------  ----------
  Operating income........................................................................      20,268      51,719
Interest expense..........................................................................      (1,654)    (29,871)
Other income (expense), net...............................................................         (40)      1,035
                                                                                            ----------  ----------
  Income before income taxes and minority interest........................................      18,574      22,883
Provision for income taxes................................................................      (7,710)    (10,412)
                                                                                            ----------  ----------
  Income before minority interest.........................................................      10,864      12,471
Minority interest in earnings of subsidiaries.............................................          --      (2,012)
                                                                                            ----------  ----------
  Net income..............................................................................  $   10,864  $   10,459
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Basic net income per share................................................................  $     0.54  $     0.52
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Diluted net income per share..............................................................  $     0.52  $     0.51
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            ACCUMULATED
                                          COMMON STOCK       CAPITAL IN        OTHER                        TREASURY STOCK
                                     ----------------------    EXCESS      COMPREHENSIVE    RETAINED    ----------------------
                                      SHARES      AMOUNT       OF PAR         DEFICIT       EARNINGS     SHARES      AMOUNT
                                     ---------  -----------  -----------  ---------------  -----------  ---------  -----------
                                                                            (UNAUDITED)
Balance at December 31, 1998.......  20,287,274  $     203    $  28,332      $  (6,081)     $  75,043    (210,875)  $  (6,117)
Exercise of stock options..........      9,063                      137
Employee stock purchase plan.......      2,013                       50
Purchase of treasury stock.........                                                                       (50,000)       (931)
Cash dividend declared ($0.0625 per
  share)...........................                                                            (1,255)
Total comprehensive income.........                                                979         10,459
                                     ---------       -----   -----------       -------     -----------  ---------  -----------
Balance at March 31, 1999..........  20,298,350  $     203    $  28,519      $  (5,102)     $  84,247    (260,875)  $  (7,048)
                                     ---------       -----   -----------       -------     -----------  ---------  -----------
                                     ---------       -----   -----------       -------     -----------  ---------  -----------


                                       TOTAL
                                     ---------

Balance at December 31, 1998.......  $  91,380
Exercise of stock options..........        137
Employee stock purchase plan.......         50
Purchase of treasury stock.........       (931)
Cash dividend declared ($0.0625 per
  share)...........................     (1,255)
Total comprehensive income.........     11,438
                                     ---------
Balance at March 31, 1999..........  $ 100,819
                                     ---------
                                     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income..............................................................................  $   10,864  $   10,459
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................       2,570      13,328
    Amortization of deferred financing costs..............................................         268       1,214
    (Benefit) provision for deferred taxes................................................          (4)       (363)
    Minority interest in earnings of subsidiary...........................................          --       2,012
    Change in assets and liabilities:
      Accounts receivable.................................................................      (7,248)    (46,842)
      Inventories.........................................................................       4,942         860
      Other current and non current assets................................................        (133)     17,909
      Accounts payable and accrued expenses...............................................      10,379      19,201
      Other, net..........................................................................         (51)         62
                                                                                            ----------  ----------
Cash flows provided by operating activities...............................................      21,587      17,840
                                                                                            ----------  ----------

Cash flows from investing activities:
  Capital expenditures....................................................................      (5,881)    (12,195)
  Net proceeds from sale of assets........................................................         385          67
                                                                                            ----------  ----------
Cash flows used for investing activities..................................................      (5,496)    (12,128)
                                                                                            ----------  ----------

Cash flows from financing activities:
  Short-term borrowings...................................................................          --       8,154
  Repayment of short-term borrowings......................................................          --     (17,679)
  (Repayments) borrowings under revolving credit facilities, net..........................     (11,224)     11,720
  Repayments of long-term borrowings......................................................         (33)    (14,098)
  Dividends on common stock...............................................................      (1,011)     (1,255)
  Purchase of treasury stock..............................................................          --        (931)
  Other, net..............................................................................         403         (47)
                                                                                            ----------  ----------
Cash flows used for financing activities..................................................     (11,865)    (14,136)
                                                                                            ----------  ----------

Net increase (decrease) in cash and cash equivalents......................................       4,226      (8,424)
Cash and cash equivalents at beginning of period..........................................       1,794      16,110
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    6,020  $    7,686
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              ---------------------
                                                                                                1998        1999
                                                                                              ---------  ----------
                                                                                                   (UNAUDITED)
Supplemental disclosures:
  Cash paid for interest....................................................................  $   1,371  $   29,444
                                                                                              ---------  ----------
                                                                                              ---------  ----------
  Cash paid for income taxes................................................................  $     889  $    2,347
                                                                                              ---------  ----------
                                                                                              ---------  ----------

Non-cash investing and financing activities:
  Issuance of Company-obligated Manditorily Redeemable Trust Convertible Preferred
    Securities of Superior Trust I holding solely convertible debentures in exchange for subsidiary common stock held by minority stockholders net of discount of $33.2
    million.................................................................................             $  133,290
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

                                 MARCH 31, 1999

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries ("Superior TeleCom" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    On December 15, 1998, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1998. An eight month transition period of May 1, 1998 through December 31, 1998 preceded the start of this current fiscal year. The interim financial statements included herein are presented on a December 31 fiscal year basis.

2. INVENTORIES

    At December 31, 1998 and March 31, 1999, the components of inventories were as follows:

                                                                     DECEMBER 31,  MARCH 31,
                                                                         1998         1999
                                                                     ------------  ----------
                                                                          (IN THOUSANDS)
Raw materials......................................................   $   47,519   $   43,871
Work in process....................................................       45,661       44,343
Finished goods.....................................................      254,099      244,994
                                                                     ------------  ----------
                                                                         347,279      333,208
LIFO reserve.......................................................         (665)       6,075
                                                                     ------------  ----------
                                                                      $  346,614   $  339,283
                                                                     ------------  ----------
                                                                     ------------  ----------

    Inventories valued using the LIFO method amounted to $220.9 million and $222.6 million at December 31, 1998 and March 31, 1999, respectively.

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended March 31, 1998 and 1999 were as follows:

                                                                            1998       1999
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Net income..............................................................  $  10,864  $  10,459
Foreign currency translation adjustment.................................        240        979
                                                                          ---------  ---------
Comprehensive income....................................................  $  11,104  $  11,438
                                                                          ---------  ---------
                                                                          ---------  ---------

4. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common stock of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million (the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
"Essex Acquisition"). In connection with the Essex Acquisition, the Company entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinated credit facility (the "Credit Facilities"). Proceeds from the Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay approximately $275 million of Essex indebtedness, (iii) refinance the Company's existing outstanding bank debt and (iv) pay related transaction expenses. On March 31, 1999, the Company acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures (see Note 5).

    The Essex Acquisition was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the dates of acquisition, which include accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

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

    On December 31, 1998, Cables of Zion acquired the business and certain operating assets of Cvalim-The Electric Wire and Cable Company of Israel Ltd. (the "Cvalim Acquisition") for an adjusted purchase price of $41.2 million. In connection with the acquisition, Cables of Zion entered into an $83.0 million credit facility (the "Cables of Zion Credit Facility") consisting of a $53.0 million term loan and $30.0 million revolving line of credit. Proceeds from the Cables of Zion Credit Facility were used to finance the acquisition, pay related fees and expenses and provide for working capital requirements. The purchase price was allocated based upon estimates of the fair value of assets acquired and is subject to adjustment.

    Following the Cvalim Acquisition, Cables of Zion changed its name to Superior Cables Limited ("Superior Israel").

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for the three months ended March 31, 1998 and March 31, 1999, which give effect to the Essex Acquisition, the Cables of Zion Acquisition and the Cvalim Acquisition as if the transactions had occurred on January 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

                                                                          THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     ----------------------
                                                                        1998        1999
                                                                     ----------  ----------
                                                                         (IN THOUSANDS,
                                                                     EXCEPT PER SHARE DATA)

Net sales..........................................................  $  562,137  $  506,836
Income before income taxes and minority interest...................      27,760      20,770
Net income applicable to common stock..............................  $   14,690  $   10,442
                                                                     ----------  ----------
                                                                     ----------  ----------

Net income per diluted share of common stock.......................  $     0.69  $     0.52
                                                                     ----------  ----------
                                                                     ----------  ----------

5. TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31 1999, Superior Trust I (the "Trust"), the Company's wholly-owned subsidiary trust, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate face amount equivalent to approximately 103% of the liquidation value of the Trust Convertible Preferred Securities issued. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. After six months from the issuance date, the Trust Convertible Preferred Securities are convertible into common stock of the Company at the rate of 1.1161 shares of the Company's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $44.80 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Preferred Security. The Trust Convertible Preferred Securities are not redeemable before April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, the Company has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share cash redemption price of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of the Company's common stock, for any 10 consecutive trading days preceding the date of the call

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

5. TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED) equals or exceeds $72.55 per share. The Company has reserved 3,719,211 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

    The Company may cause the Trust to defer the payment of dividends for successive periods of up to 20 consecutive quarters. During such periods, accrued dividends on the Trust Convertible Preferred Securities will compound quarterly and the Company may not declare or pay dividends on its common stock. Also during such period, if holders of Trust Convertible Preferred Securities convert such securities into Company common stock, the holder will not receive any cash related to the deferred dividends.

    The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million will be amortized using the effective interest method over the term of the Trust Convertible Preferred Securities.

6. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1999 is as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------------------
                                                             1998                               1999
                                               ---------------------------------  ---------------------------------
                                                  NET                 PER SHARE      NET                 PER SHARE
                                                INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                               ---------  ---------  -----------  ---------  ---------  -----------
                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Basic earnings per common share..............  $  10,864     20,211   $    0.54   $  10,459     20,085   $    0.52
                                               ---------                  -----   ---------                  -----
                                               ---------                  -----   ---------                  -----
Dilutive impact of stock options.............                   586                                500
                                                          ---------                          ---------
Diluted earnings per common share............  $  10,864     20,797   $    0.52   $  10,459     20,585   $    0.51
                                               ---------  ---------       -----   ---------  ---------       -----
                                               ---------  ---------       -----   ---------  ---------       -----

    Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At March 31, 1999, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

7. STOCKHOLDERS' EQUITY

    Pursuant to a stockholders' meeting on March 31, 1999, the Company increased the number of authorized shares of common stock from 25.0 million shares to 35.0 million shares and increased the number of authorized shares of preferred stock from one million to five million shares. In addition, the Company increased the number of shares of common stock available for issuance under the Superior TeleCom Inc. 1996 Stock Option Plan from 1,953,125 shares to 3,078,125 shares.

8. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

8. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Statement, which will be effective for the Company beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption; however, the Company believes the effect of adoption will not be material.

9. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that offer different wire and cable products and services to different customers. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. The communications segment includes the Company's North American and Israeli operations. The OEM segment is involved principally in the production and sale of magnet and automotive wire products. The electrical segment includes the production and sale of building and industrial wire and cable products.

    The accounting policies of these businesses are the same as those described in the summary of significant accounting policies included in Note 2 of the Company's Annual Report on Form 10-K for the eight month transition period ended December 31, 1998. The Company evaluates segment performance based on a number of factors, with operating income being the most critical factor. Intersegment sales are generally recorded at cost, and are not significant.

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1998        1999
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Net sales:
  Communications......................................................  $  129,243  $  194,063
  OEM.................................................................          --     164,661
  Electrical..........................................................          --     148,112
                                                                        ----------  ----------
                                                                        $  129,243  $  506,836
                                                                        ----------  ----------
                                                                        ----------  ----------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

9. BUSINESS SEGMENTS (CONTINUED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                            ---------------------------------
                                                                  1998              1999
                                                            -----------------  --------------
                                                                     (IN THOUSANDS)
Operating income (loss):
  Communications..........................................    $      21,849     $     33,738
  OEM.....................................................               --           20,636
  Electrical..............................................               --            9,711
  Corporate and other.....................................           (1,581)          (9,844)
  Unusual charges.........................................               --           (2,522)
                                                            -----------------  --------------
                                                              $      20,268     $     51,719
                                                            -----------------  --------------
                                                            -----------------  --------------

                                                              DECEMBER 31,       MARCH 31,
                                                                  1998              1999
                                                            -----------------  --------------
Total assets:
  Communications..........................................    $     407,754     $    445,283
  OEM.....................................................          316,676          320,285
  Electrical..............................................          322,622          316,348
  Corporate and other.....................................          839,504          906,523
                                                            -----------------  --------------
                                                              $   1,886,556     $  1,988,439
                                                            -----------------  --------------
                                                            -----------------  --------------

    Total assets under the caption "corporate and other" include net goodwill and deferred financing fees totaling $725.3 million and $807.9 million as of December 31, 1998 and March 31, 1999, respectively.

10. SUBSEQUENT EVENT

    On April 22, 1999, the Company signed an agreement with ABB Nork Kabel ("ABB") to acquire the business and certain operating assets of ABB's data communications cable operations. ABB's data communications cable operations had revenues of approximately $47 million in 1998. The transaction is expected to be completed on June 30, 1999 and is subject to governmental approvals and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc ("Superior" or the "Company") manufactures a broad portfolio of wire and cable products. The Company's operations are conducted through three operating groups covering the following primary industry segments:
(i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The communications segment includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, the Company (through its 51% owned subsidiary, Cables of Zion) manufactures a broad range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM segment includes magnet wire and insulation materials for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The electrical segment includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

    Prior to the acquisitions of Essex and Cables of Zion (see Note 4 to the condensed consolidated financial statements), the Company's operations consisted principally of its North American communications wire and cable business. The Essex Acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and electrical segment product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Cables of Zion ("COZ") and COZ's December 31, 1998 acquisition of its major Israeli competitor, Cvalim, resulted in the addition to the Company's operating results of its Israeli operations ("Superior Israel").

    The aforementioned acquisitions were accounted for under the purchase method of accounting. Accordingly, the operating results for the quarter ended March 31, 1999 include the impact of the acquired Essex and Superior Israel operations which, on a comparative basis, gave rise to a significant increase in revenues and operating income in the March 31, 1999 quarter as compared to the March 31, 1998 quarter.

RESULTS OF OPERATIONS

    The following provides summary financial information for each business segment for the quarters ended March 31, 1998 and 1999:

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1998       1999
                                                                                                 ---------  ---------

                                                                                                    (IN MILLIONS)
Net sales:
  Communications Group.........................................................................  $   129.2  $   194.1
  OEM Group....................................................................................         --      164.6
  Electrical Group.............................................................................         --      148.1
                                                                                                 ---------  ---------
                                                                                                 $   129.2  $   506.8
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Operating income (loss) before unusual charges:
  Communications Group.........................................................................  $    21.9  $    33.7
  OEM Group....................................................................................         --       20.6
  Electrical Group.............................................................................         --        9.7
  Corporate and other..........................................................................       (1.6)      (9.8)
                                                                                                 ---------  ---------
                                                                                                 $    20.3  $    54.2
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Copper is one of the principal raw materials used in manufacturing the Company's wire and cable products. Fluctuations in the price of copper affect per unit product pricing and related revenues.

However, the cost of copper has not had a material impact on profitability due to the ability of the Company, in most cases, to adjust prices billed for its products in order to match the copper cost component of its inventory shipped. In order to facilitate meaningful period-to-period comparisons, management's discussion of operating results included herein provides, in certain instances, references to adjusted sales and adjusted gross margin percentage data that reflect the cost and selling price of copper on a constant basis.

    The following provides supplemental net sales information for each business segment on an $0.80 per pound constant copper basis for the quarters ended March 31, 1998 and 1999:

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1998       1999
                                                                                                 ---------  ---------

                                                                                                    (IN MILLIONS)
Net sales:
  Communications Group.........................................................................  $   123.5  $   200.5
  OEM Group....................................................................................         --      174.7
  Electrical Group.............................................................................         --      164.6
                                                                                                 ---------  ---------
                                                                                                 $   123.5  $   539.8
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Net sales for the quarter ended March 31, 1999 were $506.8 million, representing an increase of $377.6 million, or 292%, as compared to net sales of $129.2 million for the quarter ended March 31, 1998. Adjusted to a constant copper value of $0.80 per pound, the comparative increase in sales amounted to $416.3 million, or 337%. The comparative growth in net sales for the quarter ended March 31, 1999 was largely attributable to the acquisition of Essex and Superior Israel. The aforementioned acquisitions have also resulted in a more diversified product offering and customer base with the addition of the OEM (principally magnet wire) and electrical wire business segments.

    In addition to acquisition-related revenue growth, the Company's historical Communications Group wire and cable business generated a copper adjusted growth in net sales of approximately 5% in the March 31, 1999 quarter as compared to the March 31, 1998 quarter. This increase in net sales resulted from continued strong demand from major local exchange carrier customers (including the regional Bell operating companies, GTE and Sprint), who continue to experience strong access line growth in their markets. Many of these customers have accelerated the commercial deployment of Digital Subscriber Line data products to upgrade their networks and expand the availability of high-speed voice and data communications over the existing copper wire line-based infrastructure, which is a core market for the Communications Group.

    Net sales for the Company's OEM Group (which was acquired in the Essex Acquisition) amounted to $164.6 million for the March 31, 1999 quarter. Sales of magnet wire, which comprise nearly two-thirds of the OEM Group's revenues, achieved record shipment levels during the quarter ended March 31, 1999, reflecting strong demand from major OEM customers.

    Net sales for the Company's Electrical Group (which was also acquired in the Essex Acquisition) amounted to $148.1 million for the quarter ended March 31, 1999. While overall demand levels for electrical wire and cable products was generally strong during the March 31, 1999 quarter, net sales were negatively impacted by lower pricing levels resulting from extremely competitive market conditions.

    Gross profit increased by $73.6 million, or 277%, during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. On a constant copper basis, the consolidated gross margin percentage declined from 21.5% in the quarter ended March 31, 1998 to 18.6% in the quarter ended March 31, 1999. The reduction in gross margin percentage in the March 1999 quarter was attributable to a significant change in product mix, including the addition of net sales of lower margin electrical wire and cable products (which margins were negatively impacted by the aforementioned competitive pressures) and lower margin product sales of Superior Israel.

    Excluding the impact of the acquisitions of Essex and Superior Israel, the Company's historical Communications Group wire and cable operations experienced a copper adjusted increase in gross margin percentage of 2.1% for the quarter ended March 31, 1999 reflecting continued productivity improvements and improved manufacturing overhead absorption resulting from increasing production rates.

    Selling, general and administrative expenses increased to $41.7 million during the quarter ended March 31, 1999 as compared to $5.9 million during the quarter ended March 31, 1998. This increase was directly related to the acquisition of Essex and, to a lesser degree, Superior Israel. Since the completion of the Essex Acquisition, the Company has been involved in the integration of corporate and administrative functions of Essex into Superior. In that regard, the Company has announced and is implementing a restructuring plan that will result in annual reductions of approximately $15 million in Essex corporate and administrative expenses. The major components of this restructuring plan were implemented in April 1999 and are expected to result in a reduction in general and administrative expenses beginning in the quarter ended June 30, 1999, with the full impact of such reductions realized during the second half of the 1999 calendar year.

    Goodwill amortization increased to $4.2 million during the quarter ended March 31, 1999 as compared to $0.4 million for the quarter ended March 31, 1998. The comparative increase in goodwill amortization was primarily associated with the Essex Acquisition.

    During the quarter ended March 31, 1999, the Company incurred unusual charges of $2.5 million ($0.06 per diluted share, after tax) primarily related to external consulting costs associated with the review and planned implementation of new information systems at Essex.

    Operating income for the quarter ended March 31, 1999 was $51.7 million ($54.2 million before unusual charges), an increase of $31.5 million ($34.0 million before unusual charges) as compared to the quarter ended March 31, 1998. The increase in operating income included a $3.5 million, or 16%, comparative increase in operating income associated with Superior's historical operations, with the remainder of the growth in operating income being attributable to the impact of the acquisitions of Essex and, to a lesser degree, Superior Israel.

    Consolidated interest expense increased from $1.7 million during the quarter ended March 31, 1998 to $29.9 million during the quarter ended March 31, 1999. This comparative increase was directly attributable to acquisition-related debt associated with the acquisition of Essex and, to a lesser degree, Superior Israel.

    A charge for minority interest in earnings of subsidiaries of $2.0 million was recorded for the quarter ended March 31, 1999. This charge primarily represents the 19% minority interest in the net income of Essex for the quarter ended March 31, 1999. The Company acquired the remaining 19% minority interest ownership of Essex on March 31, 1999 (see Note 4 to the condensed consolidated financial statements), and, accordingly, the Company will not incur minority interest charges in future periods for the Essex operations.

    Net income for the quarter ended March 31, 1999 was $10.5 million, or $0.51 per diluted share. Excluding the impact of unusual charges, net income was $11.7 million, or $0.57 per diluted share, which represented a comparative increase (based on per share earnings) of 10% over net income of $10.9 million, or $0.52 per diluted share, recorded in the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For the quarter ended March 31, 1999, the Company generated $17.8 million in cash flows from operating activities consisting of $26.6 million in cash flows generated from operations (net income plus non-cash charges) less $8.8 million in cash flows used for increases in net working capital. The increase in net working capital was primarily the result of the December 31, 1998 acquisition of Cvalim by Cables of Zion. Cash used for investing activities during the quarter ended March 31, 1999 amounted to $12.1 million and consisted principally of capital expenditures. Cash used for financing activities amounted to $14.1 million during the quarter ended March 31, 1999 and included the net repayment of $11.9 million of borrowings, $1.3 million of dividends on common stock and $0.9 million of treasury stock purchases.

    As discussed in Note 4 to the condensed consolidated financial statements, on March 31, 1999, the Company completed the acquisition of the remaining 19% common share ownership of Essex through the issuance of $133.3 million ($166.7 million face amount) of Trust Convertible Preferred Securities. The Company's capital structure at March 31, 1999 consisted of $1,385.2 million in debt, $133.3 million in Trust Convertible Preferred Securities and $100.8 million in total stockholders' equity. Included in the Company's debt balance was $77.1 million outstanding under the Company's revolving credit facility. Undrawn availability under the revolving credit facility amounted to $147.9 million at March 31, 1999.

    The Company's principal debt service commitments for the next 12 months amount to $78.3 million and capital expenditures are expected to approximate $70.0--$80.0 million. Management anticipates that the Company will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments, as well as to fund the purchase of ABB's data communications cable operations (see Note 10 to the condensed consolidated financial statements). However, should any shortfall arise due to working capital fluctuations or other factors, excess funds available under the Company's revolving credit facility should be sufficient to cover such shortfall.

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

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 95% complete and should be completed in June 1999 upon receipt of all remaining vendor and supplier Year 2000 readiness inquiries.

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

    (c) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is at 90%; and

    (d) Software vendors: The Company has upgraded all purchased software to Year 2000 compliant version and is in the testing phase.

    The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before June 1999.

    The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be complete by June 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of remediation and equipment and software replacement ranges between $7 million and $7.25 million, of which approximately 50% has been incurred to date, and is summarized below. Approximately one-half of the remaining $3.5 million is to be paid to external parties for purchases of new systems and equipment.

Code modification and testing:                               $ 5.95M--$6.16M
Personal computer, software and other upgrades               $ 1.05M--$1.09M

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

    The Company has not completed a contingency plan, however, will by June 1, 1999. Each manufacturing facility will incorporate Year 2000 into their existing disaster contingency plan. The contingency plan will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    10.1* Superior TeleCom Inc. Stock Compensation Plan for Non-Employee
          Directors

     27* Financial Data Schedule

(B) REPORTS ON FORM 8-K

    During the first quarter of 1999, the Company filed the following reports on Form 8-K:

    1.  Report filed January 15, 1999 with respect to Item 2;

    2. Report filed February 10, 1999, as amended March 12, 1999, with respect to Item 7, which incorporated by reference certain financial statements of Essex and included the required pro forma financial information relating to the Essex Acquisition; and

    3.  Report filed March 1, 1999 with respect to Item 5.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUPERIOR TELECOM INC.

Date: May 17, 1999                            By:                  /s/ DAVID S. ALDRIDGE
                                                           ------------------------------------
                                                                     David S. Aldridge
                                                                  CHIEF FINANCIAL OFFICER