Form 10-Q
period 1999-06-30
SUPERIOR TELECOM INC
filed 1999-08-16
CIK 1019285

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-2261

                            ------------------------

                             SUPERIOR TELECOM INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             58-2248978
          (State of incorporation)          (IRS Employer Identification No.)

               1790 BROADWAY                           10019-1412
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                      OUTSTANDING AT AUGUST 12,
               CLASS                             1999
-----------------------------------  ----------------------------
Common Stock, $.01 Par Value                   19,669,002

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,    JUNE 30,
                                                                                           1998          1999
                                                                                       ------------  ------------
                                                                                                     (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $   16,110   $      7,772
  Accounts receivable (less allowance for doubtful accounts of:
    December 1998, $4,984; June 1999, $4,896)........................................      222,568        283,006
  Inventories........................................................................      346,614        325,015
  Other current assets...............................................................       44,661         45,279
                                                                                       ------------  ------------
      Total current assets...........................................................      629,953        661,072
Property, plant and equipment, net...................................................      513,433        514,683
Long-term investments and other assets...............................................       48,505         55,935
Goodwill (less accumulated amortization; December 1998, $8,893; June 1999,
  $18,273)...........................................................................      694,665        790,411
                                                                                       ------------  ------------
      Total assets...................................................................   $1,886,556   $  2,022,101
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $  110,737   $    139,502
  Accrued expenses...................................................................      104,107        102,111
  Short-term borrowings..............................................................      120,109        156,857
  Current portion of long-term debt..................................................       62,603         71,910
                                                                                       ------------  ------------
      Total current liabilities......................................................      397,556        470,380
Long-term debt, less current portion.................................................    1,215,594      1,178,801
Minority interest in subsidiary......................................................       64,571         14,771
Other long-term liabilities..........................................................      117,455        122,935
                                                                                       ------------  ------------
      Total liabilities..............................................................    1,795,176      1,786,887
                                                                                       ------------  ------------
Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of
  Superior Trust I holding solely convertible debentures
  (net of discount--Note 5)..........................................................           --        133,506
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 and 35,000,000 shares authorized, and
    20,287,274 and 20,308,891 shares issued at December 1998 and June 1999,
    respectively.....................................................................          203            203
  Capital in excess of par value.....................................................       28,332         28,641
  Accumulated other comprehensive deficit............................................       (6,081)        (5,998)
  Retained earnings..................................................................       75,043         95,911
                                                                                       ------------  ------------
                                                                                            97,497        118,757
Shares of common stock in treasury, at cost; December 1998, 210,875 shares; June
  1999, 664,175 shares...............................................................       (6,117)       (17,049)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       91,380        101,708
                                                                                       ------------  ------------
        Total liabilities and stockholders' equity...................................   $1,886,556   $  2,022,101
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------
Net sales.................................................................................  $  146,083  $  514,691
Cost of goods sold........................................................................     113,946     413,411
                                                                                            ----------  ----------
  Gross profit............................................................................      32,137     101,280
Selling, general and administrative expenses..............................................       7,316      36,577
Amortization of goodwill..................................................................         439       5,077
Unusual charges...........................................................................          --       2,030
                                                                                            ----------  ----------
  Operating income........................................................................      24,382      57,596
Interest expense..........................................................................      (2,108)    (28,789)
Other income (expense), net...............................................................        (278)      1,999
                                                                                            ----------  ----------
  Income before income taxes, distributions on preferred securities of Superior Trust I,
    minority interest and extraordinary (loss)............................................      21,996      30,806
Provision for income taxes................................................................      (8,614)    (12,269)
                                                                                            ----------  ----------
  Income before distributions on preferred securities of Superior Trust I, minority
    interest and extraordinary (loss).....................................................      13,382      18,537
Distributions on preferred securities of Superior Trust I.................................          --      (3,756)
                                                                                            ----------  ----------
  Income before minority interest and extraordinary (loss)................................      13,382      14,781
Minority interest in earnings of subsidiaries.............................................        (240)       (244)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................      13,142      14,537
Extraordinary (loss) on early extinguishment of debt, net.................................          --      (1,617)
                                                                                            ----------  ----------
  Net income..............................................................................  $   13,142  $   12,920
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)....................................................  $     0.65  $     0.73
    Extraordinary (loss) on early extinguishment of debt..................................          --       (0.08)
                                                                                            ----------  ----------
      Net income per basic share of common stock..........................................  $     0.65  $     0.65
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Diluted:
  Income before extraordinary (loss)......................................................  $     0.63  $     0.70
  Extraordinary (loss) on early extinguishment of debt....................................          --       (0.07)
                                                                                            ----------  ----------
      Net income per diluted share of common stock........................................  $     0.63  $     0.63
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1998         1999
                                                                                          ----------  ------------
Net sales...............................................................................  $  275,326  $  1,021,527
Cost of goods sold......................................................................     216,632       820,057
                                                                                          ----------  ------------
  Gross profit..........................................................................      58,694       201,470
Selling, general and administrative expenses............................................      13,178        78,289
Amortization of goodwill................................................................         866         9,314
Unusual charges.........................................................................          --         4,552
                                                                                          ----------  ------------
  Operating income......................................................................      44,650       109,315
Interest expense........................................................................      (3,771)      (58,669)
Other income (expense), net.............................................................        (309)        3,043
                                                                                          ----------  ------------
  Income before income taxes, distributions on preferred securities of
    Superior Trust I, minority interest and extraordinary (loss)........................      40,570        53,689
Provision for income taxes..............................................................     (16,324)      (22,681)
                                                                                          ----------  ------------
  Income before distributions on preferred securities of Superior Trust I, minority
    interest and extraordinary (loss)...................................................      24,246        31,008
Distributions on preferred securities of Superior Trust I...............................          --        (3,756)
                                                                                          ----------  ------------
  Income before minority interest and extraordinary (loss)..............................      24,246        27,252
Minority interest in earnings of subsidiaries...........................................        (240)       (2,256)
                                                                                          ----------  ------------
  Income before extraordinary (loss)....................................................      24,006        24,996
Extraordinary (loss) on early extinguishment of debt, net...............................          --        (1,617)
                                                                                          ----------  ------------
  Net income............................................................................  $   24,006  $     23,379
                                                                                          ----------  ------------
                                                                                          ----------  ------------

Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)..................................................  $     1.19  $       1.25
    Extraordinary (loss) on early extinguishment of debt................................          --         (0.08)
                                                                                          ----------  ------------
      Net income per basic share of common stock........................................  $     1.19  $       1.17
                                                                                          ----------  ------------
                                                                                          ----------  ------------

Diluted:
  Income before extraordinary (loss)....................................................  $     1.15  $       1.22
  Extraordinary (loss) on early extinguishment of debt..................................          --         (0.08)
                                                                                          ----------  ------------
      Net income per diluted share of common stock......................................  $     1.15  $       1.14
                                                                                          ----------  ------------
                                                                                          ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                            ACCUMULATED
                                       COMMON STOCK          CAPITAL IN        OTHER                       TREASURY STOCK
                                ---------------------------    EXCESS      COMPREHENSIVE    RETAINED    --------------------
                                    SHARES        AMOUNT       OF PAR         DEFICIT       EARNINGS     SHARES     AMOUNT
                                --------------  -----------  -----------  ---------------  -----------  ---------  ---------
Balance at December 31,
  1998........................    20,287,274     $     203    $  28,332      $  (6,081)     $  75,043    (210,875) $  (6,117)
Exercise of stock options.....        14,976                        194
Employee stock purchase
  plan........................         6,641                        115
Purchase of treasury stock....                                                                           (453,300)   (10,932)
Cash dividends declared
  ($0.125 per share)..........                                                                 (2,511)
Total comprehensive income
  (Note 3)....................                                                      83         23,379
                                --------------       -----   -----------       -------     -----------  ---------  ---------
Balance at June 30, 1999......    20,308,891     $     203    $  28,641      $  (5,998)     $  95,911    (664,175) $ (17,049)
                                --------------       -----   -----------       -------     -----------  ---------  ---------
                                --------------       -----   -----------       -------     -----------  ---------  ---------


                                  TOTAL
                                ---------
Balance at December 31,
  1998........................  $  91,380
Exercise of stock options.....        194
Employee stock purchase
  plan........................        115
Purchase of treasury stock....    (10,932)
Cash dividends declared
  ($0.125 per share)..........     (2,511)
Total comprehensive income
  (Note 3)....................     23,462
                                ---------
Balance at June 30, 1999......  $ 101,708
                                ---------
                                ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1998       1999
                                                                                                 ---------  ---------
Cash flows from operating activities:
  Income before extraordinary (loss)...........................................................  $  24,006  $  24,996
  Adjustments to reconcile income before extraordinary (loss) to net cash provided by operating activities:
      Depreciation and amortization............................................................      5,598     27,870
      Amortization of deferred financing costs.................................................        452      2,667
      Deferred tax benefit.....................................................................     (1,288)      (668)
      Foreign exchange gain....................................................................         --     (3,277)
      Minority interest in earnings of subsidiary..............................................        240      2,256
      Change in assets and liabilities net of effects of businesses acquired:
        Accounts receivable....................................................................     (3,354)   (60,366)
        Inventories............................................................................      9,407     15,062
        Other current and non current assets...................................................       (279)    13,626
        Accounts payable and accrued expenses..................................................      6,396     16,596
        Other, net.............................................................................        199      1,949
                                                                                                 ---------  ---------
Cash flows provided by operating activities....................................................     41,377     40,711
                                                                                                 ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash aquired............................................................    (22,625)      (908)
  Capital expenditures.........................................................................    (13,380)   (28,043)
  Net proceeds from sale of assets.............................................................        639        503
  Customer loans...............................................................................         --    (14,377)
  Other........................................................................................       (150)        (2)
                                                                                                 ---------  ---------
Cash flows used for investing activities.......................................................    (35,516)   (42,827)
                                                                                                 ---------  ---------
Cash flows from financing activities:
  Short-term borrowings, net...................................................................         --     36,910
  Borrowings (repayments) under revolving credit facilities, net...............................      3,573     (1,728)
  Repayments of long-term borrowings...........................................................       (703)  (235,808)
  Long-term borrowings.........................................................................         --    213,053
  Debt issuance costs..........................................................................         --     (6,294)
  Dividends on common stock....................................................................     (2,021)    (2,511)
  Purchase of treasury stock...................................................................         --    (10,932)
  Other, net...................................................................................      1,707      1,088
                                                                                                 ---------  ---------
Cash flows provided by (used for) financing activities.........................................      2,556     (6,222)
                                                                                                 ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................................      8,417     (8,338)
Cash and cash equivalents at beginning of period...............................................      1,794     16,110
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $  10,211  $   7,772
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Supplemental disclosures:
  Cash paid for interest, net of amount capitalized............................................  $   3,007  $  59,664
                                                                                                 ---------  ---------
  Cash paid for income taxes, net of refunds...................................................  $   4,280  $   7,526
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Non-cash investing and financing activities:
  Acquisition of Essex minority interest:
    Net assets acquired including $82.2 million of goodwill....................................             $  83,044
    Minority interest in subsidiary............................................................                50,246
                                                                                                            ---------
    Issuance of Company-obligated Manditorily Redeemable Trust Convertible Preferred Securities
     of Superior Trust I holding solely convertible debentures (net of discount of $33.3
     million)..................................................................................             $ 133,290
                                                                                                            ---------
                                                                                                            ---------
Acquisition of businesses:
  Assets, net of cash acquired.................................................................  $  83,636
  Liabilities assumed..........................................................................    (44,728)
  Minority interest in subsidiaries............................................................    (16,283)
                                                                                                 ---------
  Net cash paid................................................................................  $  22,625
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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries ("Superior" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    On December 15, 1998, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1998. An eight month transition period of May 1, 1998 through December 31, 1998 preceded the start of this current fiscal year. The interim financial statements included herein are presented on a December 31 fiscal year basis.

2. INVENTORIES

    At December 31, 1998 and June 30, 1999, the components of inventories were as follows:

                                                                     DECEMBER 31,   JUNE 30,
                                                                         1998         1999
                                                                     ------------  ----------
                                                                          (IN THOUSANDS)
Raw materials......................................................   $   47,519   $   45,940
Work in process....................................................       45,661       46,553
Finished goods.....................................................      254,099      224,059
                                                                     ------------  ----------
                                                                         347,279      316,552
LIFO reserve.......................................................         (665)       8,463
                                                                     ------------  ----------
                                                                      $  346,614   $  325,015
                                                                     ------------  ----------
                                                                     ------------  ----------

    Inventories valued using the LIFO method amounted to $220.9 million and $215.4 million at December 31, 1998 and June 30, 1999, respectively.

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three and six months ended June 30, 1998 and 1999 were as follows:

                                                        THREE MONTHS           SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                    --------------------  --------------------
                                                      1998       1999       1998       1999
                                                    ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
Net income........................................  $  13,142  $  12,920  $  24,006  $  23,379
Foreign currency translation adjustment...........       (806)       444       (566)     1,423
Additional minimum pension liability..............         --     (1,340)        --     (1,340)
                                                    ---------  ---------  ---------  ---------
Total comprehensive income........................  $  12,336  $  12,024  $  23,440  $  23,462
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

4. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common stock of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million (the "Essex Acquisition"). In connection with the Essex Acquisition, the Company entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinated note facility (the "Credit Facilities"). Proceeds from the Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay approximately $275 million of Essex indebtedness, (iii) refinance the Company's existing outstanding bank debt and (iv) pay related transaction expenses. On March 31, 1999, the Company acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (see
Note 5).

    The Essex Acquisition was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the date of acquisition, which include accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

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

    On December 31, 1998, Cables of Zion acquired the business and certain operating assets of Cvalim-The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") for an adjusted purchase price of $41.2 million in cash. In connection with the acquisition, Cables of Zion entered into an $83.0 million credit facility (the "Cables of Zion Credit Facility") consisting of a $53.0 million term loan and $30.0 million revolving line of credit. Proceeds from the Cables of Zion Credit Facility were used to finance the Cvalim acquisition, pay related fees and expenses and provide for working capital requirements. Following the Cvalim acquisition, Cables of Zion changed its name to Superior Cables Limited ("Superior Israel").

    The acquisitions of Cables of Zion and Cvalim were accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion and Cvalim are included in the Company's consolidated financial statements on a prospective basis from the date of their respective acquisitions. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of the acquisitions and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for the six months ended June 30, 1998 and June 30, 1999, which give effect to the Essex Acquisition and the acquisitions of Cables of Zion and Cvalim as if the transactions had occurred on January 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------
                                                                        1998          1999
                                                                    ------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Net sales.........................................................  $  1,085,271  $  1,021,527
Income before income taxes, minority interest and extraordinary
  (loss)..........................................................        49,918        45,153
Income before extraordinary (loss)................................        25,837        23,446
Extraordinary (loss) on early extinguishment of debt, net.........            --        (1,617)
Net income applicable to common stock.............................  $     25,837  $     21,829
                                                                    ------------  ------------
                                                                    ------------  ------------

Net income per diluted share of common stock:
  Income before extraordinary (loss)..............................  $       1.24  $       1.14
  Extraordinary (loss) on early extinguishment of debt............            --         (0.08)
                                                                    ------------  ------------
      Net income per diluted share of common stock................  $       1.24  $       1.06
                                                                    ------------  ------------
                                                                    ------------  ------------

5. TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31, 1999, Superior Trust I (the "Trust"), a trust which the Company owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate face amount equivalent to approximately 103% of the liquidation value of the Trust Convertible Preferred Securities issued. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. After six months from the issuance date, the Trust Convertible Preferred Securities are convertible into common stock of the Company at the rate of 1.1161 shares of the Company's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $44.80 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Preferred Security. The Trust Convertible Preferred Securities are not redeemable before April 1, 2003. At any time on and after that date, the Trust

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

5. TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED)
Convertible Preferred Securities may be redeemed at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, the Company has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share cash redemption price of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of the Company's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate, equals or exceeds $65.00 per share of the Company's common stock. The Company has reserved 3,719,211 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

    The Company may cause the Trust to defer the payment of dividends for successive periods of up to 20 consecutive quarters. During such periods, accrued dividends on the Trust Convertible Preferred Securities will accrue interest at the rate of 8 1/2% per annum and the Company may not declare or pay dividends on its common stock. Also during such period, if holders of Trust Convertible Preferred Securities convert such securities into Company common stock, the holder will not receive any cash related to the deferred dividends.

    The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities.

6. EXTRAORDINARY ITEM

    On May 26, 1999, the Company refinanced its $200 million senior subordinated notes. In connection with the refinancing, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.6 million (net of income taxes of $1.0 million), or $0.07 and $0.08 per diluted share for the three and six months ended June 30, 1999, respectively. The new subordinated notes include a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest for the term loan A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0%. Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0%. After the nine month anniversary of the borrowing date through maturity, interest on term loan A and B is LIBOR plus 5.0%.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

7. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1999 is as follows:

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                --------------------------------------------------------------------
                                                                              1998                               1999
                                                                ---------------------------------  ---------------------------------
                                                                                          PER                                PER
                                                                   NET                   SHARE        NET                   SHARE
                                                                 INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Basic earnings per common share before extraordinary (loss)...  $  13,142     20,214   $    0.65   $  14,537     19,734   $    0.73
                                                                ---------                  -----                              -----
Dilutive impact of stock options..............................                   581                                771
                                                                           ---------
Impact of assumed conversion of preferred securities of
  Superior Trust I............................................                                         2,346      3,719
                                                                                                   ---------  ---------
Diluted earnings per common share before extraordinary
  (loss)......................................................  $  13,142     20,795   $    0.63   $  16,883     24,224   $    0.70
                                                                ---------  ---------       -----   ---------  ---------       -----
                                                                ---------  ---------       -----   ---------  ---------       -----

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                --------------------------------------------------------------------
                                                                              1998                               1999
                                                                ---------------------------------  ---------------------------------
                                                                                          PER                                PER
                                                                   NET                   SHARE        NET                   SHARE
                                                                 INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Basic earnings per common share before extraordinary (loss)...  $  24,006     20,213   $    1.19   $  24,996     19,910   $    1.25
                                                                ---------                  -----   ---------                  -----
                                                                ---------                  -----   ---------                  -----
Dilutive impact of stock options..............................                   583                                635
                                                                           ---------                          ---------
Diluted earnings per common share before extraordinary
  (loss)......................................................  $  24,006     20,796   $    1.15   $  24,996     20,545   $    1.22
                                                                ---------  ---------       -----   ---------  ---------       -----
                                                                ---------  ---------       -----   ---------  ---------       -----

    Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At June 30, 1999, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

8. STOCKHOLDERS' EQUITY

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

    The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

8. STOCKHOLDERS' EQUITY (CONTINUED)
receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may elect to receive all or a portion of the remaining amount of the annual retainer (in excess of 50% of the annual retainer) and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

9. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", which delayed SFAS No. 133's effective date for one year. This Statement, which will be effective for the Company beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption; however, the Company believes the effect of adoption will not be material.

10. RESTRUCTURING AND UNUSUAL CHARGES

    ESSEX

    During the six months ended June 30, 1999, the Company recorded unusual charges of $4.6 million, which were primarily associated with the evaluation of a management information system at Essex. As of June 30, 1999, all of these charges have been paid, and the project has been discontinued.

    Since the completion of the Essex Aquisition, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other miscellaneous costs. As of June 30, 1999, $5.8 million, $0.1 million and $1.5 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, and other miscellaneous costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with the severence of approximately 140 employees.

    The aforementioned liabilities were established in accordance with the provision of the Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," and contains estimates of costs under current plans, which, although continually being refined, are expected to be completed within one year of the acquisition date.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

10. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED)
    In addition to the amounts discussed above, the Company wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. These costs have been reflected as an increase to goodwill.

    SUPERIOR ISRAEL

    During 1998, Superior Israel recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. Management expects to complete all parts of the restructuring plan during the year 2000. The restructuring actions will result in the elimination of approximately 200 positions, most of which are manufacturing related employees. As of June 30, 1999, approximately $1.0 million has been incurred and paid and 66 positions have been eliminated related to the restructuring plan.

    CVALIM

    On December 31, 1998, Superior Israel purchased Cvalim. Included in the allocated purchase price was a $3.5 million provision for the consolidation and integration of Cvalim's manufacturing and corporate functions. The provision included $2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. As of June 30, 1999, $0.9 million has been incurred related to employee termination and severance costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions within Cvalim, and included the elimination of approximately 44 positions.

    The liability was established in accordance with the provision of the EITF No. 95-3 and contains estimates of costs under the current plan, which although continually being refined, is expected to be completed within one year of the acquisition date.

11. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that manufacture and sell different lines of wire and cable products to different customer bases. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. The communications segment includes the Company's North American and Israeli operations. The OEM segment is involved principally in the production and sale of magnet and automotive wire products. The electrical segment includes the production and sale of building and industrial wire and cable products.

    The accounting policies of these businesses are the same as those described in the summary of significant accounting policies included in Note 2 of the Company's Annual Report on Form 10-K for the eight month transition period ended December 31, 1998. The Company evaluates segment performance based on a number of factors, with operating income and return on net assets being the most critical factors. Intersegment sales are generally recorded at cost, and are not significant.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

11. BUSINESS SEGMENTS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                  THREE MONTHS              SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                             ----------------------  ------------------------
                                                1998        1999        1998         1999
                                             ----------  ----------  ----------  ------------
                                                              (IN THOUSANDS)
Net sales:
  Communications...........................  $  146,083  $  197,823  $  275,326  $    391,886
  OEM......................................          --     164,941          --       329,602
  Electrical...............................          --     151,927          --       300,039
                                             ----------  ----------  ----------  ------------
                                             $  146,083  $  514,691  $  275,326  $  1,021,527
                                             ----------  ----------  ----------  ------------
                                             ----------  ----------  ----------  ------------
Operating income (loss):
  Communications...........................  $   25,854  $   38,463  $   47,703  $     72,642
  OEM......................................          --      24,573          --        45,209
  Electrical...............................          --       6,981          --        16,692
  Corporate and other......................      (1,033)     (5,314)     (2,187)      (11,362)
  Amortization of goodwill.................        (439)     (5,077)       (866)       (9,314)
  Unusual charges..........................          --      (2,030)         --        (4,552)
                                             ----------  ----------  ----------  ------------
                                             $   24,382  $   57,596  $   44,650  $    109,315
                                             ----------  ----------  ----------  ------------
                                             ----------  ----------  ----------  ------------

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1998          1999
                                                                   ------------  ------------
  Total assets:
  Communications.................................................   $  407,754   $    472,544
  OEM............................................................      316,676        321,199
  Electrical.....................................................      322,622        313,415
  Corporate and other............................................      839,504        914,943
                                                                   ------------  ------------
                                                                    $1,886,556   $  2,022,101
                                                                   ------------  ------------
                                                                   ------------  ------------

    Total assets under the caption "corporate and other" include net goodwill and deferred financing fees totaling $725.3 million and $822.3 million as of December 31, 1998 and June 30, 1999, respectively.

12. SUBSEQUENT EVENT

    On July 28, 1999, the Company announced that it had terminated its planned acquisition of ABB Norsk Kabel due to certain contractual conditions not being met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. ("Superior" or the "Company") manufactures a broad portfolio of wire and cable products. The Company's operations are conducted through three operating groups covering the following primary industry segments:
(i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The communications segment includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, the Company (through its 51% owned subsidiary, Superior Cables Limited) manufactures a broad range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM segment includes magnet wire and insulation materials for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The electrical segment includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

    Prior to the acquisitions of Essex and Superior Cables Limited ("Superior Israel") (see Note 4 to the condensed consolidated financial statements), the Company's operations consisted principally of its North American communications wire and cable business. The Essex Acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and electrical segment product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Superior Israel and Superior Israel's December 31, 1998 acquisition of its major Israeli competitor, Cvalim, resulted in the addition to the Company's operating results of its Israeli operations.

    The aforementioned acquisitions were accounted for under the purchase method of accounting with the operating results from these acquired businesses being included in the Company's consolidated statements of operations prospectively, from the date of acquisition. Accordingly, the statements of operations for the three and six months ended June 30, 1999 include the operating results for such periods of Essex and Superior Israel, whereas the statements of operations for the three and six months ended June 30, 1998 do not include the operating results of Essex, and include the operating results of Superior Israel only for the three months ended June 30, 1998.

RESULTS OF OPERATIONS

    The following provides summary financial information for each business segment for the three and six months ended June 30, 1998 and 1999:

                                                               THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                                 JUNE 30,         JUNE 30,
                                                              --------------  ----------------
                                                               1998    1999    1998     1999
                                                              ------  ------  ------  --------
                                                                       (IN MILLIONS)
Net sales:
  Communications Group......................................  $146.1  $197.8  $275.3  $  391.9
  OEM Group.................................................      --   165.0      --     329.6
  Electrical Group..........................................      --   151.9      --     300.0
                                                              ------  ------  ------  --------
                                                              $146.1  $514.7  $275.3  $1,021.5
                                                              ------  ------  ------  --------
                                                              ------  ------  ------  --------

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                             --------------------  --------------------
                                                               1998       1999       1998       1999
                                                             ---------  ---------  ---------  ---------
                                                                           (IN MILLIONS)
Operating income (loss):
  Communications Group.....................................  $    25.8  $    38.4  $    47.7  $    72.6
  OEM Group................................................         --       24.6         --       45.2
  Electrical Group.........................................         --        7.0         --       16.7
  Corporate and other......................................       (1.0)      (5.3)      (2.2)     (11.4)
  Amortization of goodwill.................................       (0.4)      (5.1)      (0.8)      (9.3)
  Unusual charges..........................................         --       (2.0)        --       (4.5)
                                                             ---------  ---------  ---------  ---------
                                                             $    24.4  $    57.6  $    44.7  $   109.3
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

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

    Net sales for the quarter ended June 30, 1999 were $514.7 million, representing an increase of $368.6 million, or 252%, as compared to net sales of $146.1 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, net sales were $1,021.5 million, representing an increase of $746.2 million, or 271%, as compared to the same period in the prior year. The comparative growth in net sales for the quarter and six months ended June 30, 1999 was largely attributable to the acquisition of Essex. The aforementioned acquisitions have also resulted in a more diversified product offering and customer base with the addition of the OEM (principally magnet wire) and electrical wire business segments.

    The Company's Communications Group generated net sales growth of approximately 35% and 42% for the three and six months ended June 30, 1999, respectively, as compared to the prior year. This increase in net sales included
(i) the incremental impact of communications wire and cable related revenues from the Essex and Superior Israel acquisitions (ii) growth in sales of fiber optic and datacom/premise wire and cable products and (iii) comparative net sales increase of outside plant wire and cable products to major local telephone exchange carrier customers (including the regional Bell operating companies, GTE and Sprint), who continue to experience strong access line growth in their markets. Many of these customers are implementing commercial deployment of Digital Subscriber Line technology to upgrade their networks and expand the availability of high-speed voice and data communications over the existing copper wire line-based infrastructure, which is a core market for the Communications Group.

    Net sales for the Company's OEM Group (which was acquired in the Essex Acquisition) amounted to $165.0 million and $329.6 million for the three and six months ended June 30, 1999, respectively. Sales of magnet wire, which comprise nearly two-thirds of the OEM Group's revenues, achieved record shipment levels during the quarter ended June 30, 1999, reflecting strong year over year demand from major OEM customers.

    Net sales for the Company's Electrical Group (which was also acquired in the Essex Acquisition) amounted to $151.9 million and $300.0 million for the three and six months ended June 30, 1999, respectively. While overall demand levels for electrical wire and cable products was generally strong during the three and six months ended June 30, 1999, net sales were negatively impacted by lower pricing levels resulting from extremely competitive market conditions.

    Gross profit increased by $69.1 million, or 215%, during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. For the six months ended June 30, 1999, gross profit increased by

$142.8 million, or 243%, as compared to the prior year period. The consolidated gross margin was 19.7% for both the quarter and six months ended June 30, 1999, as compared to 22.0% and 21.3%, respectively, for the same periods in the prior year. The reduction in gross margin percentage for the three and six months ended June 30, 1999 was attributable to a significant change in product mix, including the addition of net sales of lower margin electrical wire and cable products (which margins were negatively impacted by the aforementioned competitive pricing pressures) and lower margin product sales of Superior Israel.

    Selling, general and administrative expenses increased to $36.6 million during the quarter ended June 30, 1999 as compared to $7.3 million during the quarter ended June 30, 1998. For the six months ended June 30, 1999, selling, general and administrative expenses were $78.3 million as compared to $13.2 million for the same period in the prior year. These increases were directly related to incremental expenses associated with the acquired Essex and Superior Israel operations. Since the completion of the Essex Acquisition, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. In that regard, the Company implemented a restructuring plan in April 1999 that is expected to result in annual reductions of approximately $15.0-$20.0 million in Essex general and administrative expenses. For the quarter ended June 30, 1999, the impact of such restructuring was a reduction in general and administrative expenses of approximately $4.0 million.

    Goodwill amortization increased to $5.1 million and $9.3 million during the three and six months ended June 30, 1999, respectively, as compared to $0.4 million and $0.9 million for the same periods in the prior year, respectively. The comparative increases in goodwill amortization were primarily associated with the Essex Acquisition.

    During the three and six months ended June 30, 1999, the Company incurred unusual charges of $2.0 million ($0.05 per diluted share, after tax) and $4.6 million ($0.12 per diluted share, after tax), respectively, which were primarily associated with evaluation of management information systems at Essex. This project has been discontinued and the Company does not anticipate to incur any more related charges in the future.

    Operating income for the quarter ended June 30, 1999 was $57.6 million ($59.6 million before unusual charges), an increase of $33.2 million ($35.2 million before unusual charges) as compared to the quarter ended June 30, 1998. For the six months ended June 30, 1999, operating income was $109.3 million ($113.9 million before unusual charges), an increase of $64.7 million ($69.2 million before unusual charges) as compared to the same period in the prior year. The increase in operating income was attributable to the impact of the acquired Essex and Superior Israel operations, internal growth in sales and operating income contribution from the Company's existing communications wire and cable operations (including growth in communications wire and cable product sales to major local telephone exchange carrier customers), and the aforementioned general and administrative overhead cost reductions.

    Consolidated interest expense increased from $2.1 million and $3.8 million during the three and six months ended June 30, 1998, respectively, to $28.8 million and $58.7 million during the same periods in 1999, respectively. These comparative increases were directly attributable to acquisition-related debt associated with the acquisition of Essex and, to a lesser degree, Superior Israel.

    A charge for minority interest in earnings of subsidiaries of $0.2 million was recorded during the quarter ended June 30, 1999. This charge represented the 49% minority interest in the net income of Superior Israel for the quarter ended June 30, 1999. For the six months ended June 30, 1999, the Company recorded a charge for minority interest in earnings of subsidiaries of $2.3 million, the majority of which related to the 19% minority interest in the net income of Essex for the period January 1 through March 31, 1999 (the date on which the Company acquired the remaining 19% minority equity ownership interest of Essex).

    Net income before extraordinary loss for the quarter ended June 30, 1999 was $14.5 million, or $0.70 per diluted share. Excluding the impact of unusual charges, net income was $15.8 million, or $0.75 per diluted share, which represented a comparative increase (based on per share earnings) of 19% over net income of $13.1 million, or $0.63 per diluted share, recorded in the quarter ended June 30, 1998. For the six months ended June 30, 1999, net income before extraordinary loss was $25.0 million, or $1.22 per diluted share. Excluding the impact of unusual charges, net income was $27.5 million, or $1.34 per diluted share, which represented a comparative increase (based on per share earnings) of 17% over net income of $24.0 million, or $1.15 per diluted share, recorded in the same period of the prior year.

    During the quarter ended June 30, 1999, the Company recognized an extraordinary charge of $1.6 million, or $0.07 per diluted share (after the impact of income taxes), in connection with refinancing the Company's $200.0 million senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1999, the Company generated $40.7 million in cash flows from operating activities consisting of $53.8 million in cash flows generated from operations (net income plus non-cash charges) less $13.1 million in cash flows used for increases in net working capital. The increase in net working capital was primarily the result of the December 31, 1998 acquisition of Cvalim by Superior Israel. Cash used for investing activities during the six months ended June 30, 1999 amounted to $42.8 million and consisted principally of capital expenditures and pre-arranged long-term loans made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $6.2 million during the six months ended June 30, 1999 and included net borrowings of $12.4 million, offset by the payment of $2.5 million of dividends on common stock and by $10.9 million of treasury stock purchases.

    As discussed in Note 4 to the condensed consolidated financial statements, on March 31, 1999, the Company completed the acquisition of the remaining 19% common share ownership of Essex through the issuance of $133.3 million ($166.7 million face amount) of Trust Convertible Preferred Securities. The Company's capital structure at June 30, 1999 consisted of $1,407.6 million in debt, $133.5 million in Trust Convertible Preferred Securities and $101.7 million in total stockholders' equity. Included in the Company's debt balance was $58.8 million outstanding under the Company's revolving credit facility. Undrawn availability under the revolving credit facility amounted to $166.2 million at June 30, 1999.

    The Company's principal debt service commitments for the next 12 months amount to $71.9 million and capital expenditures are expected to approximate $70.0--$80.0 million. Management anticipates that the Company will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, excess funds available under the Company's revolving credit facility should be sufficient to cover such shortfall.

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

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 99% complete and should be completed by August 1999 upon receipt of all remaining vendor and supplier Year 2000 readiness inquiries.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

    (a) Raw material vendors: The Company's raw material purchases are through third party raw material vendors. All mission critical raw material vendors have responded favorably to the Company's Year 2000 readiness inquiry;

    (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 95%;

    (c) Service providers: The response to the Year 2000 readiness inquiries from third; party service providers, which includes utilities, phone service and all facility related services, is at 95%;

    (d) Software vendors: The Company has upgraded all purchased software to Year 2000 compliant version and is in the testing phase.

    The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before August 1999. The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be complete by August 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of remediation and equipment and software replacement ranges between $7 million and $7.25 million, of which approximately 50% has been incurred to date, and is summarized below. Approximately one-half of the remaining $3.5 million is to be paid to external parties for purchases of new systems and equipment.

-          Code modification and testing:.....................  $ 5.95M--$6.16M
-          Personal computer, software and other upgrades:....  $ 1.05M--$1.09M

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

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    A most reasonably worst case Year 2000 scenario is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on the schedule of other major IT projects.

    The Company has not completed a contingency plan, however, will, by August 31, 1999. Each manufacturing facility will incorporate Year 2000 into its existing disaster contingency plan. The contingency plan will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPECIAL MEETING

    On March 31, 1999, the Company held a Special Meeting of Stockholders regarding (1) the issuance of Trust Convertible Preferred Securities of Superior Trust I in the Company's acquisition of the remaining 19% of the common stock of Essex, (2) an amendment to the Company's certificate of incorporation to increase the number of authorized shares of preferred stock and common stock of the Company and (3) an amendment to the Company's 1996 Stock Option Plan.

    The following votes were cast with respect to Proposal 1:

For.....................................................  16,986,074
Against.................................................    573,040
Abstained...............................................      5,046

    The following votes were cast with respect to Proposal 2:

For.....................................................  16,986,074
Against.................................................    573,040
Abstained...............................................      5,046

    The following votes were cast with respect to Proposal 3:

For.....................................................  13,333,120
Against.................................................  4,224,301
Abstained...............................................      6,739

ANNUAL MEETING

    On May 26, 1999, the Company held its Annual Meeting of Stockholders. In addition to the election of all of the directors to serve for a one-year term, the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1999.

    The following votes were cast for each of the following directors:

                                                                 FOR        AGAINST      ABSTAINED
                                                             ------------  ---------  ---------------
Steven S. Elbaum...........................................    16,249,909     29,633             0
Eugene P. Connell..........................................    16,249,909     29,633             0
Robert J. Levenson.........................................    16,249,909     29,633             0
Bragi F. Schut.............................................    16,249,909     29,633             0
Charles Y.C. Tse...........................................    16,249,909     29,633             0

    The following votes were cast with respect to the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors:

For.....................................................  16,276,503
Against.................................................      2,939
Abstained...............................................        100

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27*    Financial Data Schedule

(B) REPORTS ON FORM 8-K

    None

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUPERIOR TELECOM INC.

Date: August 16, 1999           By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                              CHIEF FINANCIAL OFFICER