Form 10-Q
period 1999-09-30
SUPERIOR TELECOM INC
filed 1999-11-15
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           Class              Outstanding at November 9, 1999
----------------------------  -------------------------------
Common Stock, $.01 Par Value            19,564,855

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   16,110     $   15,508
  Accounts receivable (less allowance for doubtful accounts
    of $4,984 and $4,850 at December 1998 and September
    1999, respectively).....................................      222,568        283,017
  Inventories...............................................      346,614        320,830
  Other current assets......................................       44,661         34,186
                                                               ----------     ----------
    Total current assets....................................      629,953        653,541
Property, plant and equipment, net..........................      513,433        518,168
Long-term investments and other assets......................       48,505         61,049
Goodwill (less accumulated amortization of $8,893 and
  $23,247 at December 1998 and September 1999,
  respectively).............................................      694,665        789,737
                                                               ----------     ----------
    Total assets............................................   $1,886,556     $2,022,495
                                                               ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  110,737     $  147,591
  Accrued expenses..........................................      104,107        103,209
  Short-term borrowings.....................................      120,109        159,809
  Current portion of long-term debt.........................       62,603         78,071
                                                               ----------     ----------
    Total current liabilities...............................      397,556        488,680
Long-term debt, less current portion........................    1,215,594      1,157,536
Minority interest in subsidiary.............................       64,571         13,117
Other long-term liabilities.................................      117,455        119,425
                                                               ----------     ----------
    Total liabilities.......................................    1,795,176      1,778,758
                                                               ----------     ----------
Company-obligated Mandatorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures, net of discount (Note 5)..........           --        133,729
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 and 35,000,000
    shares authorized, and 20,287,274 and 20,336,302 shares
    issued at December 1998 and September 1999,
    respectively............................................          203            203
  Capital in excess of par value............................       28,332         29,066
  Accumulated other comprehensive deficit...................       (6,081)        (5,912)
  Retained earnings.........................................       75,043        105,661
                                                               ----------     ----------
                                                                   97,497        129,018
  Shares of common stock in treasury, at cost; December
    1998, 210,875 shares; September 1999, 794,175 shares....       (6,117)       (19,010)
                                                               ----------     ----------
    Total stockholders' equity..............................       91,380        110,008
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $1,886,556     $2,022,495
                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1998           1999
                                                              --------       --------
Net sales...................................................  $144,004       $522,450
Cost of goods sold..........................................   112,582        426,032
                                                              --------       --------
  Gross profit..............................................    31,422         96,418
Selling, general and administrative expenses................     8,158         36,061
Amortization of goodwill....................................       439          5,173
                                                              --------       --------
  Operating income..........................................    22,825         55,184
Interest expense............................................    (2,033)       (29,971)
Other income (expense), net.................................       (89)        (2,114)
                                                              --------       --------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I and minority interest....    20,703         23,099
Provision for income taxes..................................    (8,164)        (9,436)
                                                              --------       --------
  Income before distributions on preferred securities of
    Superior Trust I and minority interest..................    12,539         13,663
Distributions on preferred securities of Superior Trust I...        --         (3,763)
                                                              --------       --------
  Income before minority interest...........................    12,539          9,900
Minority interest in (earnings) losses of subsidiaries......      (264)         1,057
                                                              --------       --------
  Net income................................................  $ 12,275       $ 10,957
                                                              ========       ========
Net income per share of common stock:
  Basic.....................................................  $   0.61       $   0.56
                                                              ========       ========
  Diluted...................................................  $   0.59       $   0.54
                                                              ========       ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                1998            1999
                                                              --------       ----------
Net sales...................................................  $419,330       $1,543,977
Cost of goods sold..........................................   329,214        1,246,089
                                                              --------       ----------
  Gross profit..............................................    90,116          297,888
Selling, general and administrative expenses................    21,336          114,350
Amortization of goodwill....................................     1,305           14,487
Unusual charges.............................................        --            4,552
                                                              --------       ----------
  Operating income..........................................    67,475          164,499
Interest expense............................................    (5,804)         (88,640)
Other income (expense), net.................................      (398)             929
                                                              --------       ----------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I, minority interest and
    extraordinary (loss)....................................    61,273           76,788
Provision for income taxes..................................   (24,488)         (32,117)
                                                              --------       ----------
  Income before distributions on preferred securities of
    Superior Trust I, minority interest and extraordinary
    (loss)..................................................    36,785           44,671
Distributions on preferred securities of Superior Trust I...        --           (7,519)
                                                              --------       ----------
  Income before minority interest and extraordinary
    (loss)..................................................    36,785           37,152
Minority interest in earnings of subsidiaries...............      (504)          (1,199)
                                                              --------       ----------
  Income before extraordinary (loss)........................    36,281           35,953
Extraordinary (loss) on early extinguishment of debt, net...        --           (1,617)
                                                              --------       ----------
  Net income................................................  $ 36,281       $   34,336
                                                              ========       ==========
Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)......................  $   1.80       $     1.81
    Extraordinary (loss) on early extinguishment of debt....        --            (0.08)
                                                              --------       ----------
      Net income per basic share of common stock............     !1.80       $     1.73
                                                              ========       ==========
  Diluted:
    Income before extraordinary (loss)......................  $   1.75       $     1.76
    Extraordinary (loss) on early extinguishment of debt....        --            (0.08)
                                                              --------       ----------
      Net income per diluted share of common stock..........  $   1.75       $     1.68
                                                              ========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        ACCUMULATED
                                      COMMON STOCK        CAPITAL IN       OTHER                     TREASURY STOCK
                                  ---------------------     EXCESS     COMPREHENSIVE   RETAINED   --------------------
                                    SHARES      AMOUNT      OF PAR        DEFICIT      EARNINGS    SHARES     AMOUNT      TOTAL
                                  ----------   --------   ----------   -------------   --------   --------   ---------   --------
Balance at December 31, 1998....  20,287,274     $203       $28,332       $(6,081)     $ 75,043   (210,875)  $  (6,117)  $ 91,380
Exercise of stock options.......      18,101                    231                                                           231
Employee stock purchase plan....      30,927                    503                                                           503
Purchase of treasury stock......                                                                  (583,300)    (12,893)   (12,893)
Cash dividends declared ($0.1875
  per share)....................                                                         (3,718)                           (3,718)
Total comprehensive income (Note
  3)............................                                              169        34,336                            34,505
                                  ----------     ----       -------       -------      --------   --------   ---------   --------
Balance at September 30, 1999...  20,336,302     $203       $29,066       $(5,912)     $105,661   (794,175)  $ (19,010)  $110,008
                                  ==========     ====       =======       =======      ========   ========   =========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                1998           1999
                                                              --------       ---------
Cash flows from operating activities:
  Income before extraordinary (loss)........................  $ 36,281       $  35,953
  Adjustments to reconcile income before extraordinary
    (loss) to net cash provided by operating activities:
    Depreciation and amortization...........................     8,724          42,916
    Amortization of deferred financing costs................       463           4,081
    Provision for deferred taxes............................    (1,726)          3,468
    Foreign exchange gain...................................        --          (1,412)
    Minority interest in earnings of subsidiary.............       504           1,199
    Changes in assets and liabilities net of effects of
      businesses acquired:
      Accounts receivable...................................     4,279         (62,255)
      Inventories...........................................       844          18,007
      Other current and non current assets..................    (1,700)         20,587
      Accounts payable and accrued expenses.................     9,227          21,329
      Other, net............................................       759           1,573
                                                              --------       ---------
Cash flows provided by operating activities.................    57,655          85,446
                                                              --------       ---------
Cash flows from investing activities:
  Acquisitions, net of cash aquired.........................   (22,625)           (908)
  Capital expenditures......................................   (20,555)        (46,418)
  Net proceeds from sale of assets..........................     2,464           2,741
  Customer loans............................................        --         (21,473)
  Other.....................................................      (351)             --
                                                              --------       ---------
Cash flows used for investing activities....................   (41,067)        (66,058)
                                                              --------       ---------
Cash flows from financing activities:
  Short-term borrowings, net................................        --          39,700
  Borrowings (repayments) under revolving credit facilities,
    net.....................................................    (1,453)        (11,281)
  Repayments of long-term borrowings........................      (737)       (247,636)
  Long-term borrowings......................................        --         219,455
  Debt issuance costs.......................................        --          (6,294)
  Dividends on common stock.................................    (3,031)         (3,718)
  Purchase of treasury stock................................    (5,349)        (12,893)
  Other, net................................................     3,086           2,677
                                                              --------       ---------
Cash flows used for financing activities....................    (7,484)        (19,990)
                                                              --------       ---------
Net increase (decrease) in cash and cash equivalents........     9,104            (602)
Cash and cash equivalents at beginning of period............     1,794          16,110
                                                              --------       ---------
Cash and cash equivalents at end of period..................  $ 10,898       $  15,508
                                                              ========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1998           1999
                                                              --------       --------
Supplemental disclosures:
  Cash paid for interest, net of amount capitalized.........  $  4,614       $ 79,453
                                                              ========       ========
  Cash paid (received) for income taxes, net of refunds.....  $ 26,225       $ (1,290)
                                                              ========       ========
Non-cash investing and financing activities:
  Acquisition of Essex minority interest:
    Net assets acquired including $82.2 million of
      goodwill..............................................                 $ 83,044
    Minority interest in subsidiary.........................                   50,246
                                                                             --------
    Issuance of Company-obligated Manditorily Redeemable
      Trust Convertible Preferred Securities of Superior
      Trust I holding solely convertible debentures (net of
      discount of $33.3 million)............................                 $133,290
                                                                             ========
Acquisition of businesses:
  Assets, net of cash acquired..............................  $ 83,636
  Liabilities assumed.......................................   (44,728)
  Minority interest in subsidiaries.........................   (16,283)
                                                              --------
  Net cash paid.............................................  $ 22,625
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

2. INVENTORIES

    At December 31, 1998 and September 30, 1999, the components of inventories were as follows:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1998           1999
                                                      ------------   -------------
                                                             (IN THOUSANDS)
Raw materials.......................................    $ 47,519       $ 46,979
Work in process.....................................      45,661         50,989
Finished goods......................................     254,099        234,735
                                                        --------       --------
                                                         347,279        332,703
LIFO reserve........................................        (665)       (11,873)
                                                        --------       --------
                                                        $346,614       $320,830
                                                        ========       ========

    During the quarter ended September 30, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex International Inc. from the LIFO method to the FIFO method. This change was made to conform to consistent operational and accounting policies for the Company's communications segment. Utilization of the FIFO method of accounting for the quarter ended September 30, 1999 resulted in net income being $0.6 million or ($0.03 per diluted share) greater than net income under the LIFO method. The impact on previously reported earnings in the prior quarters of 1999 was not material.

    Inventories valued using the LIFO method amounted to $220.9 million and $178.6 million at December 31, 1998 and September 30, 1999, respectively.

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three and nine months ended September 30, 1998 and 1999 were as follows:

                                                           THREE MONTHS                NINE MONTHS
                                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                      ----------------------      ----------------------
                                                        1998          1999          1998          1999
                                                      --------      --------      --------      --------
                                                                        (IN THOUSANDS)
Net income..........................................  $12,275       $10,957       $36,281       $34,336
Foreign currency translation adjustment.............   (1,657)           86        (2,223)        1,509
Additional minimum pension liability................       --            --            --        (1,340)
                                                      -------       -------       -------       -------
Total comprehensive income..........................  $10,618       $11,043       $34,058       $34,505
                                                      =======       =======       =======       =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

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

    The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the dates of acquisition, which include accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

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

    The acquisitions of Cables of Zion and Cvalim were accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion and Cvalim are included in the Company's consolidated financial statements on a prospective basis from the date of their respective acquisitions. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of the acquisitions and is subject to adjustment. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the nine months ended September 30, 1998 and September 30, 1999, which give effect to the acquisition of Essex and the acquisitions of Cables of Zion and Cvalim as if the transactions had occurred on January 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------
                                                            1998                     1999
                                                        -------------            -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................................   $1,669,377               $1,543,977
Income before income taxes, minority interest and
  extraordinary (loss)................................       76,053                   64,491
Income before extraordinary (loss)....................       38,931                   34,407
Extraordinary (loss) on early extinguishment of debt,
  net.................................................           --                   (1,617)
                                                         ----------               ----------
Net income applicable to common stock.................   $   38,931               $   32,790
                                                         ==========               ==========
Net income (loss) per diluted share of common stock:
  Income before extraordinary (loss)..................   $     1.87               $     1.68
  Extraordinary (loss) on early extinguishment of
    debt..............................................           --                     (.08)
                                                         ----------               ----------
    Net income per diluted share of common stock......   $     1.87               $     1.60
                                                         ==========               ==========

5. TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31, 1999, Superior Trust I (the "Trust"), a trust in which the Company owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate face amount equivalent to approximately 103% of the liquidation value of the Trust Convertible Preferred Securities issued. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of the Company at the rate of 1.1161 shares of the Company's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $44.80 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Preferred Security, plus accrued and unpaid dividends. The Trust Convertible Preferred Securities are not redeemable before April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed at a per share redemption price of $52.55, periodically

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

5. TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED)

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

6. EXTRAORDINARY ITEM

    On May 26, 1999, the Company refinanced its $200 million senior subordinated notes. In connection with the refinancing, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.6 million (net of income taxes of $1.0 million), or $0.08 per diluted share, for the nine months ended September 30, 1999. The new subordinated notes include a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest for the term loan A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0%. Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0%. After the nine month anniversary of the borrowing date through maturity, interest on term loans A and B is LIBOR plus 5.0%.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

7. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1999 is as follows:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------
                                                                1998                             1999
                                                   ------------------------------   ------------------------------
                                                                           PER                              PER
                                                     NET                  SHARE       NET                  SHARE
                                                    INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share..................  $12,275     20,086     $0.61     $10,957     19,650     $ .56
                                                   -------                -----                            =====
Dilutive impact of stock options.................                 590                              676
                                                               ------                           ------
Diluted earnings per common share................  $12,275     20,676     $0.59     $10,957     20,326     $ .54
                                                   =======     ======     =====     =======     ======     =====

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------
                                                                1998                             1999
                                                   ------------------------------   ------------------------------
                                                                           PER                              PER
                                                     NET                  SHARE       NET                  SHARE
                                                    INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share before
  extraordinary (loss)...........................  $36,281     20,170     $1.80     $35,953     19,823     $1.81
                                                   -------                =====     =======                =====
Dilutive impact of stock options.................                 586                              649
                                                               ------                           ------
Diluted earnings per common share before
  extraordinary (loss)...........................  $36,281     20,756     $1.75     $35,953     20,472     $1.76
                                                   -------     ------     -----     -------     ------     -----

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation as the impact would be anti-dilutive for the three and nine months ended September 30, 1999.

    Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At September 30, 1999, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

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

    The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

8. STOCKHOLDERS' EQUITY (CONTINUED)

elected by the director. In addition, each non-employee director may elect to receive all or a portion of the remaining amount of the annual retainer (in excess of 50% of the annual retainer) and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

9. NEW ACCOUNTING PRONOUNCEMENTS

    In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", which delayed SFAS No. 133's effective date for one year. SFAS No. 133, which will be effective for the Company beginning
January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of or method of adoption; however, the Company believes the effect of adoption will not be material.

10. RESTRUCTURING AND UNUSUAL CHARGES

    ESSEX

    During the nine months ended September 30, 1999, the Company recorded unusual charges of $4.6 million, which were primarily associated with the evaluation of a management information system at Essex. As of June 30, 1999, all of these charges had been paid, and the project has been discontinued.

    Since the completion of the Essex Aquisition, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other miscellaneous costs. During the quarter ended September 30, 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs by $5.7 million. As of September 30, 1999, $13.6 million, $0.1 million, $3.1 million and $1.5 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other miscellaneous costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with the severance of approximately 140 employees.

    The aforementioned liabilities were established in accordance with the provision of the Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," and contain estimates of costs under current plans, which, although continually being refined, are expected to be completed within one year of the acquisition date.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

10. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED)

    In addition to the amounts discussed above, the Company wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. These costs have been reflected as an increase to goodwill.

    SUPERIOR ISRAEL

    During 1998, Superior Israel recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. Management expects to complete all parts of the restructuring plan during the year 2000. The restructuring actions will result in the elimination of approximately 200 positions, most of which are manufacturing related employees. As of September 30, 1999, approximately $1.7 million has been incurred and paid and 112 positions have been eliminated related to the restructuring plan.

    CVALIM

    On December 31, 1998, Superior Israel purchased Cvalim. Included in the allocated purchase price was a $3.5 million provision for the consolidation and integration of Cvalim's manufacturing and corporate functions. The provision included $2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. As of September 30, 1999, $1.3 million has been incurred related to employee termination and severance costs and $0.7 million has been incurred related to other miscellaneous costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions within Cvalim, and included the elimination of approximately 46 positions.

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

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

11. BUSINESS SEGMENTS (CONTINUED)

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                     THREE MONTHS                  NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                ----------------------       ------------------------
                                                  1998          1999           1998           1999
                                                --------      --------       --------      ----------
                                                                   (IN THOUSANDS)
Net sales:
  Communications..............................  $144,044      $182,743       $419,330      $  574,629
  OEM.........................................        --       169,849             --         499,451
  Electrical..................................        --       169,858             --         469,897
                                                --------      --------       --------      ----------
                                                $144,044      $522,450       $419,330      $1,543,977
                                                ========      ========       ========      ==========
Operating income (loss):
  Communications..............................  $ 24,530      $ 32,029       $ 72,233      $  104,671
  OEM.........................................        --        22,406             --          67,615
  Electrical..................................        --         9,718             --          26,410
  Corporate and other.........................    (1,266)       (3,796)        (3,453)        (15,158)
  Amortization of goodwill....................      (439)       (5,173)        (1,305)        (14,487)
  Unusual charges.............................        --            --             --          (4,552)
                                                --------      --------       --------      ----------
                                                $ 22,825      $ 55,184       $ 67,475      $  164,499
                                                ========      ========       ========      ==========

                                              DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                              -----------------   ------------------
Total assets:
  Communications............................     $  407,754           $  466,578
  OEM.......................................        316,676              319,746
  Electrical................................        322,622              327,426
  Corporate and other.......................        839,504              908,745
                                                 ----------           ----------
                                                 $1,886,556           $2,022,495
                                                 ==========           ==========

    Total assets under the caption "Corporate and other" include net goodwill and deferred financing fees totaling $725.3 million and $820.2 million as of December 31, 1998 and September 30, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. ("Superior" or the "Company") manufactures a broad portfolio of wire and cable products. The Company's operations are conducted through three operating groups covering the following primary industry segments:
(i) communications; (ii) original equipment manufacturer ("OEM"); and
(iii) electrical. The communications segment includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, the Company (through its 51% owned subsidiary, Superior Cables Limited) manufactures a broad range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM segment includes magnet wire and insulation materials for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The electrical segment includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

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

    The aforementioned acquisitions were accounted for under the purchase method of accounting with the operating results from these acquired businesses being included in the Company's consolidated statements of operations prospectively, from the date of acquisition. Accordingly, the statements of operations for the three and nine months ended September 30, 1999 include the operating results of Essex and Superior Israel for such periods, whereas the statements of operations for the three and nine months ended September 30, 1998 do not include the operating results of Essex, and include the operating results of Superior Israel only for the six months ended September 30, 1998.

RESULTS OF OPERATIONS

    The following provides summary financial information for each business segment for the three and nine months ended September 30, 1998 and 1999:

                                             THREE MONTHS
                                                ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                        ----------------------       ----------------------
                                          1998          1999           1998          1999
                                        --------      --------       --------      --------
                                                           (IN MILLIONS)
Net sales:
  Communications Group................   $144.0        $182.7         $419.3       $  574.6
  OEM Group...........................       --         169.9             --          499.5
  Electrical Group....................       --         169.9             --          469.9
                                         ------        ------         ------       --------
                                         $144.0        $522.5         $419.3       $1,544.0
                                         ======        ======         ======       ========

                                                 THREE MONTHS                 NINE MONTHS
                                                    ENDED                        ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                            ----------------------       ----------------------
                                              1998          1999           1998          1999
                                            --------      --------       --------      --------
                                                               (IN MILLIONS)
Operating income (loss):
  Communications Group....................   $24.5         $32.1          $72.2         $104.7
  OEM Group...............................      --          22.4             --           67.6
  Electrical Group........................      --           9.7             --           26.4
  Corporate and other.....................    (1.3)         (3.8)          (3.4)         (15.1)
  Amortization of goodwill................    (0.4)         (5.2)          (1.3)         (14.5)
  Unusual charges.........................      --            --             --           (4.6)
                                             -----         -----          -----         ------
                                             $22.8         $55.2          $67.5         $164.5
                                             =====         =====          =====         ======

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

    Net sales for the quarter ended September 30, 1999 were $522.5 million, representing an increase of $378.5 million, or 263%, as compared to net sales of $144.0 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, net sales were $1,544.0 million, representing an increase of $1,124.7 million, or 268%, as compared to the same period in the prior year. The comparative growth in net sales for the quarter and nine months ended September 30, 1999 was largely attributable to the acquisition of Essex which, in addition to contributing to revenue growth, also resulted in a more diversified product offering and customer base.

    The Company's Communications Group generated net sales growth of approximately 27% and 37% for the three and nine months ended September 30, 1999, respectively, as compared to the prior year. This increase in net sales was attributable to the incremental impact of communications wire and cable related revenues from the Essex and Superior Israel acquisitions and growth in sales of fiber optic and datacom/ premise wire and cable products. Partially offsetting revenue growth was a reduction of sales in outside plant wire and cable products to certain of the regional Bell operating companies ("RBOCs") and other major telephone exchange carrier customers during the three month period ended September 30, 1999. The Company believes this slowdown is related principally to a reduction in customer inventory levels and current year capital budget constraints enacted by certain customers and associated with pending or recently completed mergers among certain of the RBOCs and other major telephone exchange carrier customers. The Company believes this slowdown in outside plant wire and cable sales is likely to continue through the remainder of 1999.

    Net sales for the Company's OEM Group (which was acquired in the Essex Acquisition) amounted to $169.9 million and $499.5 million for the three and nine months ended September 30, 1999, respectively. Sales of magnet wire, which comprise nearly two-thirds of the OEM Group's revenues, have reached record shipment levels in the current year reflecting strong year over year demand from major OEM customers.

    Net sales for the Company's Electrical Group (which was also acquired in the Essex Acquisition) amounted to $169.9 million and $469.9 million for the three and nine months ended September 30, 1999, respectively. While overall demand levels for electrical wire and cable products have been generally strong during the current year, net sales have been impacted by lower pricing levels resulting from competitive market conditions. Copper adjusted pricing reached its lowest level in June and July of 1999; however, since such time pricing has strengthened resulting in improving operating margins during the latter part of the September 1999 quarter as compared to the previous quarter ended June 30, 1999.

    Gross profit increased by $65.0 million, or 207%, during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. For the nine months ended September 30, 1999, gross profit increased by $207.8 million, or 231%, as compared to the prior year period. The consolidated gross margin was 18.5% and 19.3% for the quarter and nine months ended September 30, 1999, respectively, as compared to 21.8% and 21.5%, respectively, for the same periods in the prior year. The reduction in gross margin percentage for the three and nine months ended September 30, 1999 was attributable to a significant change in product mix, including the addition of net sales of lower margin electrical wire and cable products (which margins have been impacted by the aforementioned competitive pricing pressures) and lower margin product sales of Superior Israel.

    Selling, general and administrative expenses increased to $36.1 million during the quarter ended September 30, 1999 as compared to $8.2 million during the quarter ended September 30, 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses were $114.4 million as compared to $21.3 million for the same period in the prior year. These increases were directly related to incremental expenses associated with the acquired Essex and Superior Israel operations. Since the completion of the Essex Acquisition, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. In that regard, the Company implemented a restructuring plan in April 1999 that is expected to result in annual reductions of approximately $20.0 million in corporate and other general and administrative expenses. For the quarter ended September 30, 1999, the impact of such restructuring was a reduction in general and administrative expenses of approximately $4-$5 million.

    Goodwill amortization increased to $5.2 million and $14.5 million during the three and nine months ended September 30, 1999, respectively, as compared to $0.4 million and $1.3 million for the same periods in the prior year, respectively. The comparative increases in goodwill amortization were primarily associated with the Essex Acquisition.

    During the nine months ended September 30, 1999, the Company incurred unusual charges of $4.6 million ($.12 per diluted share, after tax), which were primarily associated with evaluation of management information systems at Essex. This project has been discontinued and the Company does not anticipate to incur any more future charges related to this project.

    Operating income for the quarter ended September 30, 1999 was $55.2 million, an increase of $32.4 million as compared to the quarter ended September 30, 1998. For the nine months ended September 30, 1999, operating income was $164.5 million ($169.1 million before unusual charges), an increase of $97.0 million ($101.6 million before unusual charges) as compared to the same period in the prior year. The increase in operating income was primarily attributable to the impact of the acquired Essex and Superior Israel operations, and the aforementioned general and administrative overhead cost reductions.

    Consolidated interest expense increased from $2.0 million and $5.8 million during the three and nine months ended September 30, 1998, respectively, to $30.0 million and $88.6 million during the same periods in 1999, respectively. These comparative increases were directly attributable to acquisition-related debt associated with the acquisition of Essex and, to a lesser degree, Superior Israel.

    Other expense for the three months ended September 30, 1999 of $2.1 million related principally to foreign currency conversion associated with certain debt of Superior Israel which is linked to nonfunctional (principally euro-based) currency.

    A benefit for minority interest in loss of subsidiaries of $1.1 million was recorded during the quarter ended September 30, 1999. This benefit represented the 49% minority interest in the net loss of Superior Israel for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, the Company recorded a charge for minority interest in earnings of subsidiaries of $1.2 million, the majority of which related to the 19% minority interest in the net income of Essex for the period January 1 through March 31, 1999 (the date on which the Company acquired the remaining 19% minority equity ownership interest of Essex).

    Net income for the quarter ended September 30, 1999 was $11.0 million, or $.54 per diluted share, as compared to net income of $12.3 million, or $.59 per diluted share, recorded in the quarter ended September 30, 1998. For the nine months ended September 30, 1999, net income before extraordinary loss was $36.0 million, or $1.76 per diluted share. Excluding the impact of unusual charges, net income for the September 30, 1999 period was $38.5 million, or $1.88 per diluted share, which represents a comparative increase (based on per share earnings) of 8% over net income of $36.3 million, or $1.75 per diluted share, recorded in the same period of the prior year.

    During the nine months ended September 30, 1999, the Company recognized an extraordinary charge of $1.6 million, or $.08 per diluted share (after the impact of income taxes), in connection with refinancing the Company's $200.0 million senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1999, the Company generated $85.4 million in cash flows from operating activities consisting of $86.2 million in cash flows generated from operations (net income plus non-cash charges) less $0.8 million in cash flows used for increases in net working capital. Cash used for investing activities during the nine months ended September 30, 1999 amounted to $65.7 million and consisted principally of capital expenditures and pre-arranged long-term loans made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $20.0 million during the nine months ended September 30, 1999 with the major components consisting of $3.7 million in common stock dividend payments, $12.9 million of treasury stock purchases and $6.3 million of debt issuance cost. Net borrowings amounted to $0.2 million for the September 30, 1999 nine month period.

    As discussed in Note 4 to the condensed consolidated financial statements, on March 31, 1999, the Company completed the acquisition of the remaining 19% common share ownership of Essex through the issuance of $133.3 million ($166.7 million face amount) of Trust Convertible Preferred Securities. The Company's capital structure at September 30, 1999 consisted of $1,395.4 million in debt, $133.7 million in Trust Convertible Preferred Securities and $110.0 million in total stockholders' equity. Included in the Company's debt balance was $47.0 million outstanding under the Company's $225.0 million revolving credit facility. Undrawn availability under the revolving credit facility amounted to $172.4 million at September 30, 1999.

    The Company's principal debt service commitments for the next 12 months amount to approximately $72 million and capital expenditures are expected to approximate $70--$80 million. Management anticipates cash flows from operating activities along with funds available under its revolving credit facility will provide sufficient liquidity to meet these annual principal debt service and capital expenditure commitments.

YEAR 2000 OVERVIEW

    The Year 2000 problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. The six-digit date (YYMMDD) has become the standard for date representations and is embedded in a multitude of computer programs and computer chips. Information Technology (IT) hardware, "embedded" technology, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. The Company does not manufacture or sell products with embedded technology.

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. Included in the teams' assessment were the readiness of service providers, major vendors and internal operating systems and applications. Based upon the efforts taken to date, the Company does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Year 2000 issue. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan included assessment, remediation, testing and implementation. Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is complete. Inquiries were sent to the following:

    (a) Raw material vendors: all mission critical raw material vendors have responded to the Year 2000 readiness inquiries;

    (b) Equipment vendors: all equipment vendors, including all embedded chip equipment vendors, have responded to the Year 2000 readiness inquiries;

    (c) Service providers: all third party service providers, including utilities, phone service and all other facility related service providers, have responded to the Year 2000 readiness inquiries;

    (d) Software vendors: all software vendors have responded to the Year 2000 readiness inquiries.

    Based upon the responses received from the Company's software vendors, the Company has upgraded all purchased software to Year 2000 compliant versions. The software has been installed and is in production. All other third party vendors and service providers indicate compliance.

    The assessment of internal operating systems and applications (IT and non-IT) is complete. Non-compliant items have been remediated. Based on the assessment, remediation and testing performed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The Year 2000 project cost is estimated to be between $5.0 million and $5.6 million, and is summarized below. Of that amount, approximately 90% has been incurred to date. The remaining project cost will be incurred for additional testing and implementation.

- Code modification and testing:                              $      4.1M--$4.6M
- Personal computer, software and other upgrades              $      0.9M--$1.0M

    Approximately 12% of the IT budget for 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    While a most reasonably likely worst case Year 2000 scenario is not known at this time, a contingency plan is being developed to ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified. The contingency plan will be in place by year-end. The shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated.

    The Year 2000 project has had minimal impact on the schedule of other major IT projects.

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN CURRENCY FLUCTUATIONS, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT ANNUAL REPORT AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
       18*          Letter re change in accounting principles
       27*          Financial Data Schedule
(B)  REPORTS ON FORM 8-K
     None

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERIOR TELECOM INC.

Date: November 15, 1999                                By:  /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                            David S. Aldridge
                                                            CHIEF FINANCIAL OFFICER