Form 10-K
period 1999-12-31
SUPERIOR TELECOM INC
filed 2000-03-31
CIK 1019285

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                      -----------------------
Common Stock, par value $.01 per share.................  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 24, 2000, the registrant had 20,186,426 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $124,788,852, based on the closing price of $____ per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for the Company's Annual Meeting of Stockholders in
                          Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") is the largest wire and cable manufacturer in the United States and the fourth largest in the world. Superior manufactures wire and cable products for the communications, original equipment manufacturer or "OEM" and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 33 manufacturing facilities in the United States, Canada, United Kingdom and Israel.

ORGANIZATIONAL HISTORY

    Superior was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to Superior.

    On October 17, 1996, Superior completed an initial public offering of its common stock, generating net proceeds of approximately $90 million which were used to reduce outstanding bank debt and pay Alpine certain previously declared dividends. In November 1996, the underwriters of the initial public offering exercised their over-allotment option to purchase additional shares of Superior common stock, resulting in additional net proceeds of approximately
$13.3 million of which $8.1 million was used to repurchase its common stock, with the balance used to reduce bank debt. As a result of the initial public offering, Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases and other transactions, Alpine's current common stock interest in Superior is 51.8%.

    Superior effected a five-for-four stock split on February 2, 1998 and again on February 3, 1999, and issued a 3% stock dividend on February 11, 2000. All references herein to shares of common stock (except shares authorized and issued) and to per share information have been adjusted to reflect the stock splits and stock dividend on a retroactive basis.

RECENT SIGNIFICANT GROWTH

    Over the past five years, Superior, including its predecessors, has led a consolidation of the North American wire and cable industry. In May 1995, Superior Telecommunications Inc. acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable
Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, Superior became the largest North American manufacturer of copper telephone wire and cable.

    On November 27, 1998, a newly formed, wholly-owned subsidiary of Superior acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. through a cash tender offer for an aggregate price of approximately $770 million. Essex, through its subsidiaries, manufactures and distributes wire and cable and insulation products, including magnet wire and insulation materials for electromechanical devices, building wire for commercial and residential construction applications, copper communications wire and cable, industrial wire and automotive wire. As a result of the acquisition of Essex, Superior is now a diversified supplier of wire and cable products and, based on current annualized sales levels, is the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

    In connection with the Essex acquisition, Superior amended and restated its bank credit facility and entered into a new $200.0 million senior subordinated credit agreement. These credit facilities provide for total borrowings of up to $1.35 billion. Approximately $1.2 billion of the total proceeds available under these credit facilities were used to finance the Essex cash tender offer, including the refinancing of certain indebtedness of Superior and Essex, and to pay related fees and expenses. The remaining proceeds were available to fund the working capital requirements of Superior.

    On March 31, 1999, Essex merged with a wholly-owned subsidiary of Superior. In the merger, holders of the remaining 19% of the outstanding shares of common stock of Essex each received 0.64 (in the aggregate $167 million liquidation value) of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests, for each share of Essex common stock owned. Upon completion of the merger, Essex became a wholly-owned subsidiary of Superior.

    During 1998, Superior expanded its presence in international markets. On
May 5, 1998, Superior acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works, Ltd. for approximately
$25.0 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose primary products include fiber and copper communications wire and cable and power cable. Cables of Zion products are sold primarily into the Israeli and European markets.

    On December 31, 1998, Superior, through Cables of Zion, acquired the business and certain operating assets of Cvalim-The Electric Wire & Cable Company of Israel Ltd. and its wholly-owned subsidiary, Dash Cable Industries (Israel) Ltd., for approximately $41.2 million in cash. Cvalim was the leading Israeli manufacturer of electrical, communications and industrial wire and cable products. Furthermore, in October 1999 Cables of Zion acquired the business and certain operating assets of Pica Plast Limited, the remaining major wire and cable company in Israel, for a purchase price of approximately $10 million. As a result of these acquisitions, Cables of Zion, which has changed its name to Superior Cables Limited, is the dominant wire and cable manufacturer in Israel with an approximate 80% market share. Superior believes that expanding its operational presence in Israel will enable it to participate further in the growing communications wire and cable markets in Europe and the Middle East. The operations of Superior Cables Limited, including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

BUSINESS LINES

    Prior to the acquisitions of Essex and Superior Israel, Superior's product sales were comprised almost entirely of communications wire and cable. With the Essex acquisition, Superior broadened its product lines into the OEM segment, which includes principally magnet wire, automotive wire and related products, and into electrical wire, which includes low voltage building wire and industrial wire. With the Superior Israel acquisition, Superior added additional communications wire and cable product sales on an international basis, including fiber optic cable, along with low, medium and high voltage power cable, as well as other wire and cable product lines.

RECENT CORPORATE REORGANIZATION AND OPERATIONAL RESTRUCTURINGS

    During 1999, and in connection with the Essex acquisition, the Company initiated a significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets.

    In April 1999, the Company completed a corporate reorganization which included the elimination of more than 130 corporate and divisional general and administrative positions at Essex. Annual savings in corporate expenses from these personnel reductions, along with other corporate general and administrative cost reductions and synergies, approximate $25 million.

    The Company has also divested non-core product lines, including the sale of the business and operating assets of Essex's insulation products business in October 1999 and its Interstate operations (wiring assemblies for trucks and buses) in December 1999. Total cash proceeds from these sales amounted to $11 million.

    Additionally, the Company has substantially completed a restructuring and rationalization of the operating assets comprising Essex's Electrical Group. During 1999, the Company shut down or sold five electrical wire manufacturing plants and is in negotiations to sell a sixth plant. This will result in the Electrical Group's manufacturing being consolidated into five remaining manufacturing facilities. This restructuring resulted in the elimination of 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity, all of which was considered excess capacity.

    As a result of the above mentioned activities, the Company has eliminated approximately 1,100 positions in the aggregate, a 25% reduction in Essex total workforce since the beginning of 1999.

                              COMMUNICATIONS GROUP

    Superior's Communications Group includes its North American communications wire and cable operations as well as the operations of Superior Israel.

    The Communications Group's North American operations manufacture and sell the following communications wire and cable products:

    (1) outside plant ("OSP") wire and cable for voice and data transmission, including copper OSP products used in the local loop portion of the telecommunications infrastructure, and, to a lesser degree, fiber optic OSP products used by the local exchange carriers ("LECs"), CATV companies and competitive local exchange carriers for both trunking and feeder applications and OSP composite (or hybrid) cables (including fiber optic/twisted pair cables and coaxial/twisted pair cables) for local loop, feeder and distribution applications; and

    (2) copper and fiber optic datacom, or premise, wire and cable used within homes and offices for local area networks ("LANs"), Internet connectivity and other applications.

Through six geographically dispersed plants, Superior has annual production capacity in North America of approximately 165 billion conductor feet ("bcf") for copper OSP and datacom copper wire and cable. Additionally, through Superior Israel, Superior has seven bcf of production capacity for copper OSP and datacom products. Superior is currently the largest manufacturer of copper communications cable in North America, which is Superior's primary market, and the largest worldwide manufacturer of copper OSP wire and cable products. Superior's manufacturing capacity (based on current product mix) for fiber optic OSP and fiber optic premise cable is 480,000 fiber kilometers ("fkm") in North America and 450,000 fkm in Israel. Superior is currently expanding its North American capacity for both fiber optic OSP and premise wire and cable products as well as for copper premise wire and cable products. Superior expects that this production capacity expansion will increase Superior's total annual sales capacity for fiber optic and copper premise products by approximately
$100 million, based on current market prices, product mix and estimated production rates.

    The Communications Group also includes the operations of DNE Systems, Inc. DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not significant in relation to the total net sales of the Communications Group.

    For the year ended December 31, 1999, net sales of copper OSP products accounted for 71% of the Communications Group's net sales.

OSP PRODUCTS

    Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs, which include the regional Bell operating companies ("RBOCs") and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. Superior believes that copper will continue to be a leading transmission medium in the local loop due to factors such as:

    - the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs;

    - the lower installation and maintenance costs of copper compared to optical fiber and other media;

    - technological advances, such as digital subscriber line ("xDSL") technologies and integrated services digital networks ("ISDN"), that increase the bandwidth of the installed local loop copper network;

    - the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and

    - the increasing demand for affordable multiple residential access lines to support fax machines, Internet access and multiple voice lines.

    Demand for copper communications wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone lines and lines dedicated to facsimile machines and computer modems, which are used for, among other purposes, business communications and access to the Internet.

    The local loop comprises approximately 180 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a substantial portion of all local loop lines and systems continue to be copper-based. Superior believes that in the local loop, copper-based networks require significantly lower installation and maintenance costs than other alternative networks such as fiber optics. Installation of fiber optic systems is both capital and labor intensive, and until very recently deployment of fiber optic systems has been limited to trunk and feeder lines and wide area network configurations, where the density of voice and data traffic make such systems cost efficient.

    Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include xDSL and ISDN technologies. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, and other specialized bandwidth-intensive applications.

    While these rapid and significant technological advances continue to increase the use and bandwidth of the copper local loop network, there is growing use of optical fiber in the feeder network as a funnel to support the emerging high bandwidth digital copper loops. Superior has developed and is now manufacturing and selling an optical fiber cable product line that includes local loop feeder cables for OSP applications.

    Superior manufactures a wide variety of OSP wire and cable products. Superior's copper-based OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Superior's copper OSP wire and cable products are differentiated by design variations, depending on where the cable is to be installed. Copper OSP products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from penetrating the cable structure. The individual copper wires utilize either polyethylene or polypropylene insulation. Copper OSP products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with polyethylene insulation and no filling compound. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

    To a lesser extent, Superior also manufactures fiber optic cable for OSP applications. Superior's fiber optic OSP cables can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 280 fibers, which are typically single-mode fibers. These cables are sold to traditional customers, such as distributors and LECs, as well as new customers, such as CATV companies, competitive local exchange carriers, inter-exchange carriers and competitive access providers. Superior is currently expanding its manufacturing capabilities for fiber optic cables for OSP and premise applications. The first phase of this expansion, which includes plant and equipment additions in its Brownwood, Texas facility, is expected to be completed in the second quarter of 2000 and will increase Superior's total manufacturing capacity for these products by over 100%.

    One element of Superior's strategy in the Communications Group is to continue to expand its offering of performance-enhanced OSP wire and cable products that provide opportunities for growth both within and outside Superior's basic market. In addition to its recent development and current expansion of manufacturing capabilities for fiber optic wire and cable products, Superior has also acquired, developed or is in the process of developing other new products including:

    (1) hybrid OSP products combining twisted-pair copper wires with coaxial or fiber optic cable for feeder and distribution service; and

    (2) a broad band cable to support new technologies within the OSP segment.

    Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and the two major independent telephone companies, GTE Corporation and Sprint Corporation. It is estimated that the RBOCs, GTE and Sprint comprise approximately 80% of the approximately $1.4 billion North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. In recent years, Superior has not been a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. However, the Essex acquisition provided Superior both the capacity and the established distributor network to address this market.

    For the year ended December 31, 1999, 74% of Superior's OSP net sales were to the RBOCs and the two major independent telephone companies, 22% of net sales were primarily to other telephone companies and data product distributors in North America and 4% of net sales, excluding sales of Superior Israel, were made outside of North America.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of five salespersons. With the acquisition of Essex, Superior's OSP wire and cable products are increasingly being sold through domestic and international distributors and sales representatives. Superior, through Superior Israel, also sells its fiber optic, OSP and datacom copper wire and cable products to Bezeq, the Israeli telephone company, and other customers and distributors in Israel, the United Kingdom, Europe and South America.

    Superior's sales to the major telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain percentage of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 1999, Superior had multi-year arrangements with three of the four RBOCs and with the two major independent telephone companies.

    In February 2000, the Company was notified that it would experience a significant reduction in sales of copper OSP products to SBC, one of the four RBOCs, due to price underbidding by a competitor on a rebid of a major portion of SBC's annual OSP requirements. The Company expects to continue to sell OSP cable to SBC on a transitional basis for a portion of 2000. The Company believes it can recapture a portion of this lost business through increased sales with other customers and in other markets. The Company also intends to reduce costs and, if required, manufacturing capacity to offset the impact of these developments.

DATACOM PRODUCTS

    Datacom wire and cable is used within buildings to connect telecommunications devices, such as telephones, facsimile machines and computer modems, to the telecommunications network and in commercial buildings to provide connectivity for LANs. Rapid technological advances in communication and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Superior expects demand for datacom wire and cable products to increase significantly in the future, particularly as new office buildings are constructed, existing office buildings are upgraded to accommodate advanced network requirements and multiple residential access lines for facsimile machines, home offices and access to the Internet are installed.

    There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment, and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printers, file servers, etc., to form a network.

    Four major types of cables are currently deployed in datacom applications:
(1) LAN copper twisted pair (unshielded twisted pair or "UTP" and shielded twisted pair or "STP"), (2) LAN fiber optic cable, (3) LAN coaxial cable and
(4) voice grade twisted copper pair. Superior anticipates that UTP and fiber optic cable will provide the most significant growth opportunities due to increasing demands in the datacom market for cost-effective, high bandwidth solutions.

    Continued high growth for new LAN installations, as well as voice system upgrades, have resulted in increased demand for LAN UTP cables, particularly Category 5, advanced Category 5 and Category 6 cables. These high bandwidth cables have made it possible for UTP to compete with fiber and LAN STP for high-speed LAN applications. The other large component of the datacom segment is fiber optic cable, which meets the needs of communications services requiring bandwidth capabilities greater than can be provided by copper based technologies.

    Superior's current datacom wire and cable product offerings include voice grade twisted pair, UTP and LAN fiber optic cable. Superior's UTP product offerings include Category 6 cables and Category 5 cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum vertical and riser horizontal applications. Superior has recently developed and has begun marketing and sales of LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers, which are typically multi-mode fibers, and are used in plenum and riser applications within buildings. Superior is currently expanding its manufacturing capabilities for both copper UTP and fiber optic cable products with an anticipated increase in sales and market share in 2000.

    Superior's datacom wire and cable products are sold primarily through major national and international distributors, smaller regional distributors and representatives who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

    The datacom wire and cable market is fragmented, with nearly 25 datacom wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc., Cable Design Technologies Corporation, Berk-Tek (an Alcatel company), Belden Inc.,
CommScope Inc. and General Cable Corporation. Superior estimates the North American market for datacom wire and cable products similar to those manufactured by Superior to be approximately $1.7 billion.

SUPERIOR ISRAEL

    As previously discussed, during 1998 Superior acquired 51% of the outstanding common stock of Cables of Zion, an Israeli wire and cable company. Cables of Zion, in subsequent transactions, acquired the business and certain operating assets of Cvalim and Pica Plast. With the consolidation of these three businesses, Superior Israel is the largest Israeli wire and cable manufacturer with an approximate 80% share of the Israeli wire and cable market.

    Superior Israel's major product offerings include:

    (1) communications cable including copper and optical fiber OSP and datacom products;

    (2) high and medium voltage power cable utilized by power utilities; and

    (3) industrial and automotive wire and cable.

    Superior Israel also owns 80% of Premier Cable Ltd., a UK-based distributor of communications cable and related products.

    Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company, and IEC, the largest Israeli power utility. Product export sales outside of Israel amounted to 21% of total sales for the year ended December 31, 1999. The major export markets include Europe, Latin America and Southeast Asia.

    As a result of the combination of the operations of Cables of Zion, Cvalim and Pica Plast, Superior has consolidated certain manufacturing facilities and administrative functions. This restructuring resulted in closure of three manufacturing facilities, closure of administrative offices in Rishon LeZion and elimination of 146 personnel to date. Superior Israel currently operates five manufacturing plants.

DNE

    DNE Systems, Inc. designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers. DNE net sales comprise less than 5% of the Communications Group's net sales.

                                   OEM GROUP

    Superior's OEM Group manufactures and sells magnet wire, automotive wiring and other related products to major OEMs for use in motors, transformers, electrical controls and automobile harnesses.

Through its Essex Brownell distribution business, Superior also distributes its magnet wire and certain related accessory products to smaller OEMs and motor repair and refurbishing contractors.

    Additionally, in 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations. This acquisition provides Superior with European magnet wire capacity to service certain of Superior's existing North American customers which have major European operations. This acquisition also provides Superior an opportunity to participate in growth through an anticipated consolidation of magnet wire manufacturers in the European market. The OEM Group operates 12 manufacturing plants and 22 warehousing and distribution locations in North America and the U.K.

    For the year ended December 31, 1999, sales of magnet wire accounted for 67% of the OEM Group's net sales.

MAGNET WIRE

    Superior is the leading supplier of magnet wire in the North American market. The North American market demand for magnet wire has experienced continued growth since 1990. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. Additionally, continuing consumer pressure and federal government mandates for higher energy efficiency are resulting in increased utilization of magnet wire within individual motors and electrical converter devices such as transformers. Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased use of electric motors and coils in cars and trucks.

    Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing over the last several years. It is estimated that captive magnet wire manufacturers now represent only 7% of total magnet wire production in North America.

    The Company is currently operating its magnet wire facilities at or near full capacity. In order to provide additional capacity for anticipated growth in demand and in market share, as well as to service a growing number of customer manufacturing locations in Mexico, the Company began construction during 1999 of a new 290,000 square foot magnet wire manufacturing facility in Torreon, Mexico. This facility is expected to be completed during the summer of 2000 and should increase the Company's North American magnet wire production capacity by approximately 13%.

    Superior offers a comprehensive line of magnet wire products, including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is the wire that is wound into coils of electromagnetic devices including motors, alternators, coils, transformers, control devices and power generators. Electromagnetic devices are found in numerous industrial, household and automotive applications.

    New magnet wire products have been introduced recently that Superior believes will further enhance its position as one of the technological and development leaders in the industry. Specifically, Superior has recently introduced the Ultra Shield-TM- Plus wire, which is a superior rated magnet wire now used by many global motor manufacturers in inverter drive applications where high voltage spikes are encountered. Other new products include Soderon-Registered Trademark-/180 and Soderex-Registered Trademark-/180, two new magnet wires that are used in automotive and appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. In addition, Superior has also introduced a new DuPont
Nemon-Registered Trademark-/910 wrapped magnet wire conductor for liquid-filled transformer applications as a replacement for low temperature paper wrap. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

    Superior's magnet wire products are sold directly to major OEMs and through its Essex Brownell distribution business to secondary OEMs, aftermarket repair facilities, coil manufacturers and distributors. Products are also marketed internationally through authorized distributors.

    Sales to major OEMs, including, among others, Emerson, General Motors, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual supply agreements based on a percentage of the customers' total requirements and on a negotiated fixed price, subject to adjustment for the cost of copper. For the year ended December 31, 1999, approximately 85% of magnet wire sales were pursuant to annual supply arrangements. Sales through the Essex Brownell distribution business are typically quoted on a daily spot price basis.

    As previously mentioned, the magnet wire market in North America is concentrated, with a small number of large manufacturers. Superior believes it is the largest supplier of magnet wire in the North American market.

AUTOMOTIVE WIRE

    Superior's automotive wire products include primary wire for use in engine and body harnesses, ignition wire, battery cable and specialty wiring assemblies. The automotive primary wire market has experienced growth over the last decade due to steady production levels of new vehicles and an increase in the installation of electrical options in vehicles, which deliver increased safety, convenience and engine performance to the consumer. These electrical options include power windows, supplemental restraint systems, digital displays, keyless entry, traction control, electronic suspension and anti-lock brakes. Superior expects the trend of additional electronic features to grow, thereby increasing demand for automotive wire. Further, the increasing demand for copper wire content in vehicles has made it essential to use finer-gauge, thinner wall, higher temperature insulation coated wire, which requires significant advanced product development and manufacturing technologies.

    Superior sells automotive wire products primarily to tier-one motor vehicle manufacturer suppliers. Automotive wire products are marketed through an internal sales force and manufacturers' representatives.

ESSEX BROWNELL DISTRIBUTION AND ACCESSORY PRODUCTS

    Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets, which represent a fragmented customer base. The Essex Brownell distribution operations include a nationwide sales force of 60 people, supported by 26 strategically located distribution and warehouse locations. Approximately 13% of Superior's magnet wire sales are sold through Essex Brownell. Additionally, Essex Brownell sells insulation and other related accessory products, as a complement to its magnet wire product sales, to the motor repair and secondary OEM markets. Superior believes that it has a distinct competitive advantage in that it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets. Essex Brownell was formed with the acquisition of the Brownell distribution business in 1995.

                                ELECTRICAL GROUP

    Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a line of industrial wire products. For the year ended December 31, 1999, net sales of building wire and industrial wire products were $623.4 million. As discussed above in "Recent Corporate Reorganization and Operational Restructurings", the Electrical Group has consolidated its manufacturing operations into five manufacturing facilities in the United States with annual production capacity of approximately 420 million pounds.

    Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. The industrial wire product segment (which forms a much smaller component of sales than building wire) includes appliance wire, motor lead wire, submersible pump cable, power cable, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

    Superior is the leading manufacturer in North America of copper building wire products used in commercial and residential applications. Superior estimates that the building wire market has grown, on average, approximately 2%-4% per annum over the past five years. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. Both new construction and renovation growth are being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, there has been a greater wiring density required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty and task lighting, electric garages and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is also increasing in size and thus influencing demand in this industry.

    The building wire industry has experienced significant consolidation in recent years, declining from approximately 28 manufacturers in 1980 to nine primary manufacturers in 1999. Superior believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and manufacturing, purchasing and distribution economies of scale.

    In the industrial wire market, Superior has a significantly smaller market position than in the building wire industry. Factors impacting sales growth in this market include the construction and expansion of manufacturing plants, mine expansion and consumer spending for hard goods. Due to the diversity of product offerings within this industry, Superior's competition is fragmented across product lines and markets served.

    Superior sells its electrical wire and cable products nationally through an internal sales force and through manufacturers' representatives. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounts for more than 10% of the Electrical Group's net sales.

    Notwithstanding this consolidation of suppliers, there still exists manufacturing overcapacity for building wire, which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. During 1999, market pricing for building wire products declined substantially, with copper adjusted pricing reaching three year lows through much of the year. As previously discussed, the Company has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

    Prior to 1998, Superior served the wholesale electrical and specialty distributors through a network of over 30 service centers and stocking locations in the United States. In 1998, Essex, prior to its acquisition by Superior, began an initiative to consolidate the service centers and stocking locations into a smaller number of strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products, including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs provide regionally centralized distribution for communication wire and cable, magnet wire and related insulation products. The Company currently operates four RDCs located in Georgia, Missouri, California and Oregon.

                        RAW MATERIALS AND MANUFACTURING

    The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. Superior estimates it is the largest North American consumer of copper rod with over 900 million pounds used annually in its production process. Due to the importance of copper to its business, Superior maintains a centralized metals operation that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

    Superior maintains four copper rod continuous casting units, strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior is able to produce approximately 70% of its North American copper rod requirements.

    In addition to converting copper cathode into copper rod, Superior's metal processing center also processes copper scrap, both internally generated scrap as well as scrap purchased from other copper wire producers. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. Superior uses a continuous casting process to convert scrap material directly into copper rod. Management believes that internal reclamation of scrap copper provides greater control over the cost to recover Superior's principal manufacturing by-product.

    Superior purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to contracts which extend for a one-year period and are normally based on the COMEX price, plus a premium to cover transportation and payment terms. Additionally, Superior, to a limited extent, utilizes COMEX fixed price futures contracts to manage its commodity price risk. Superior does not hold or issue such contracts for trading purposes.

    Historically, Superior has had adequate supplies of copper and other raw materials available to it from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected Superior's ability to meet its copper procurement requirements. Although Superior has not experienced any shortages in the recent past, no assurance can be given that Superior will be able to procure adequate supplies of its essential raw materials to meet its future needs.

    The cost of copper has been subject to considerable volatility over the past several years. Fluctuations in the cost of copper have not had a material impact on profitability due to the ability of Superior in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of its inventory shipped.

    Superior's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials. In addition to copper rod, Superior is also vertically integrated in the production of magnet wire enamels and extrudable polymeric compounds. Superior believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, Superior believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire, automotive wire and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential compounds used in production can be achieved.

                                  EXPORT SALES

    Superior's export sales during the year ended December 31, 1999 were $73.1 million. Superior's primary markets for export sales are Latin America and Europe.

                                BACKLOG; RETURNS

    Backlog in the communications wire and cable segment typically consists of 3-5 weeks of sales depending on seasonal issues. Superior's other product lines have no significant order backlog because they follow the industry practice of manufacturing products on an ongoing basis to meet customer demand on a just-in-time basis. Superior believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on Superior's results of operations.

                                  COMPETITION

    The market for wire and cable products is highly competitive. Each of Superior's businesses competes with at least one major competitor. However, due to the diversity of Superior's product lines as a whole, no single competitor competes with Superior across the entire spectrum of Superior's product lines.

    Many of Superior's products are made to industry specifications and, therefore, may be interchangeable with competitors' products. Superior is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. Superior believes it enjoys strong customer relations resulting from its long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, Superior believes that its distribution networks enable it to compete effectively with respect to delivery time.

                            RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the communications industry, Superior established a product development center during the fourth quarter of fiscal 1997. This 58,000 square foot facility is located in Kennesaw, Georgia and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in LANs as well as telephone networks. Initial sales and shipments of these products began in 1998.

    Superior also has development projects underway for performance enhanced copper-based communications wire products that are designed to meet the existing and future needs of telephone and datacom customers. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line for certain LAN datacom applications, including the development of Category 6 UTP products.

    Superior also operates research and development facilities in Lafayette and Fort Wayne, Indiana. Research activities at the Lafayette facility are focused on development of improved PVC and rubber compounds, which are used as insulation and jacketing materials for many communication, automotive, building and industrial wire products. At the Fort Wayne facility, Superior's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

    Aggregate research and development expenses of Superior during the fiscal years ended April 30, 1997 and 1998, the eight months ended December 31, 1998 and the year ended December 31, 1999 amounted to $2.2 million, $3.0 million, $2.7 million and $6.6 million, respectively.

    Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

                                   EMPLOYEES

    As of December 31, 1999, Superior employed approximately 6,600 employees. Approximately 2,300 persons employed by Superior are represented by unions. Collective bargaining agreements expire at various times between 1999 and 2004, with contracts covering approximately 36% of Superior's unionized work force due to expire at various times in 2000. Superior considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    The manufacturing operations of Superior's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. Superior does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Superior or its business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in 1997, 1998 or 1999. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Superior.

ITEM 2. PROPERTIES

    The Company conducts its principal operations at the facilities set forth below:

                                                                        SQUARE
OPERATION                                         LOCATION             FOOTAGE        LEASED/OWNED
---------                              ------------------------------  --------   ---------------------
COMMUNICATIONS
  OSP/Datacom........................  Chester, South Carolina         218,000            Owned
                                       Hoisington, Kansas              257,000            Owned
                                       Brownwood, Texas                328,000    Leased (expires 2013)
                                       Tarboro, North Carolina         295,000            Owned
                                       Winnipeg, Manitoba              190,000            Owned
                                       Elizabethtown, Kentucky         163,000            Owned
                                       Kennesaw, Georgia                58,000    Leased (expires 2002)
  DNE................................  Wallingford, Connecticut         65,000    Leased (expires 2007)

OEM
  Magnet Wire........................  Charlotte, North Carolina        26,000    Leased (expires 2001)
                                       Fort Wayne, Indiana             181,000            Owned
                                       Franklin, Indiana                35,000             (a)
                                       Franklin, Tennessee             289,000    Leased (expires 2008)
                                       Kendallville, Indiana            88,000            Owned
                                       Rockford, Illinois              319,000            Owned
                                       Vincennes, Indiana              267,000            Owned
  Automotive Wire....................  Orleans, Indiana                425,000            Owned
  Accessory Products.................  Athens, Georgia                  30,000    Leased (expires 2016)
                                       Clifton Park, New York           22,000    Leased (expires 2016)
                                       Willowbrook, Illinois            60,000    Leased (expires 2016)
  United Kingdom.....................  Huyton Quarry, U.K.             146,000            Owned

ELECTRICAL
  Building Wire......................  Anaheim, California             174,000            Owned
                                       Columbia City, Indiana          400,000            Owned
                                       Sikeston, Missouri              189,000            Owned
                                       Florence, Alabama               129,000            Owned
  Industrial Wire....................  Lafayette, Indiana              350,000            Owned
                                       Pawtucket, Rhode Island         412,000          Owned (b)

SUPERIOR ISRAEL......................  Shaar Hanegav, Israel            66,000            Owned
                                       Eilat, Israel                    53,000            Owned
                                       Bet-Shean, Israel                51,000    Leased (expires 2002)
                                       Maalot, Israel                   10,000    Leased (expires 2003)
                                       Nazareth, Israel                 25,000    Leased (expires 2003)

METALS PROCESSING....................  Columbia City, Indiana           75,000            Owned
                                       Jonesboro, Indiana               56,000            Owned

ADMINISTRATIVE OFFICES...............  Atlanta, Georgia                 31,000    Leased (expires 2001)
                                       Fort Wayne, Indiana             295,000            Owned

------------------------

    (a) The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco as a joint venture between Superior and the Furukawa Electric Company, LTD., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

    (b) Currently listed for sale.

    In addition to the facilities described in the table above, Superior owns or leases 32 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

    Superior believes that its plants are generally suitable and adequate for the business being conducted and to service the requirements of its customers. Capital spending plans are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. Superior does not view any of its plants as being underutilized. A majority of Superior's plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During the year ended December 31, 1999, Superior's facilities have operated at approximately 90% capacity.

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

    Superior's operations are subject to environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Superior's facilities and at off-site disposal locations. On-site contamination at certain of Superior's facilities is the result of historic disposal activities, including activities attributable to Superior's operations and those occurring prior to the use of a facility by Superior. Off-site liability includes clean-up responsibilities at various sites, to be remedied under federal or state statutes, for which Superior has been identified by the United States Environmental Protection Agency, or the equivalent state agency, as a Potentially Responsible Party ("PRP").

    Essex has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex's previous stockholders. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event, or circumstance must have been known to United Technologies prior to February 29, 1988. The sites covered by the indemnity are handled directly by United Technologies and all payments required to be made are paid directly by United Technologies. These sites are all mature sites where allocations have been settled and remediation is well underway or has been completed. Superior is not aware of any inability or refusal on the part of United Technologies to pay amounts that are owing under the indemnity or any disputes between Essex and United Technologies concerning matters covered by the indemnity.

    United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 that only became known to United Technologies in the five-year period commencing February 29, 1988. As to such liabilities, Essex is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex fully for any liabilities in excess of $4.0 million. To date, Essex has incurred less than $0.2 million in the basket.

    Apart from the indemnified sites and those subject to the basket indemnity, Essex has been named as a PRP or a defendant in a civil lawsuit at eight sites. Operations of Superior Telecommunications and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Superior Telecommunications is presently involved in investigatory and remedial activities at one site subject to the oversight of a state governmental authority. Superior has provided a reserve in the amount of $2.9 million to cover its environmental contingencies as of December 31, 1999. This accrual is based on management's best estimate of Superior's exposure in light of relevant available information, including the allocations and remedies set forth in applicable consent decrees, third-party estimates of remediation costs, actual remediation costs incurred, the probable ability of other PRPs to pay their proportionate share of remediation costs, the conditions at each site and the number of participating parties. Superior currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. None of the sites mentioned above involves sanctions, fines or administrative penalties against Superior.

    Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex against such asbestos lawsuits, subject to the express terms and limits of the respective policies. Superior believes that Essex's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Company's common stock, $.01 par value, is listed on the New York Stock Exchange (the "NYSE") under the symbol SUT. The following table sets forth the high and low daily closing sales prices for the Superior common stock as reported on the NYSE (adjusted for the impact of stock splits and a stock dividend) for the fiscal year ended April 30, 1998, the eight-month period ended December 31, 1998, and the year ended December 31, 1999.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended April 30, 1998
  First Quarter ended July 31, 1997.........................   $20.39     $13.28
  Second Quarter ended October 31, 1997.....................    25.40      18.25
  Third Quarter ended January 31, 1998......................    24.89      20.50
  Fourth Quarter ended April 30, 1998.......................    33.40      24.17

Eight Months Ended December 31, 1998
  First Quarter ended July 31, 1998.........................   $34.47     $25.92
  Second Quarter ended October 31, 1998.....................    39.51      24.47
  Two-month period ended December 31, 1999..................    37.67      29.47

Year Ended December 31, 1999
  First Quarter ended March 31, 1999........................   $38.06     $16.99
  Second Quarter ended June 30, 1999........................    30.89      18.75
  Third Quarter ended September 30, 1999....................    28.70      13.47
  Fourth Quarter ended December 31, 1999....................    16.08      11.59

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At March 24, 2000, 20,186,426 shares of Superior common stock were issued and outstanding, and there were approximately 44 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

    (c) Dividends

    The Company paid regular quarterly cash dividends on the Superior common stock at a rate of $0.25 per share, beginning in January 1998 and continuing through October 1999. In January 2000, the Company suspended the payment of quarterly cash dividends on the Superior common stock. The Company does not currently anticipate reinstating any regular common stock cash dividend payments. The Company's principal credit agreements contain certain limitations and restrictions on the payment of cash dividends on the Superior common stock.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the four-year period ended April 30, 1998, for, and as of the end of, the eight months ended December 31, 1998, and for, and as of the end of, the year ended December 31, 1999, are derived from the audited consolidated financial statements of Superior.

                                                                                                      EIGHT
                                                                                                     MONTHS
                                                             FISCAL YEAR ENDED APRIL 30               ENDED        YEAR ENDED
                                                      -----------------------------------------   DECEMBER 31,    DECEMBER 31,
                                                        1995       1996       1997       1998       1998 (A)          1999
                                                      --------   --------   --------   --------   -------------   -------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (B) (C):
Net sales...........................................  $164,485   $410,413   $463,840   $516,599    $  486,101      $2,027,529
Cost of goods sold..................................   142,144    362,854    384,271    417,358       383,106       1,643,636
                                                      --------   --------   --------   --------    ----------      ----------
  Gross profit......................................    22,371     47,559     79,569     99,241       102,995         383,893
Selling, general and administrative expenses........    11,632     14,223     17,166     22,181        32,333         150,833
Nonrecurring and unusual charges....................        --         --         --         --        13,511           8,431
Amortization of goodwill............................     1,124      1,556      1,726      1,715         2,447          19,629
                                                      --------   --------   --------   --------    ----------      ----------
  Operating income..................................     9,615     31,780     60,677     75,345        54,704         205,000
Interest expense....................................    (3,700)   (17,355)   (12,907)    (8,090)      (16,651)       (120,100)
Other income (expense), net.........................       231        404       (305)       206          (346)          2,503
                                                      --------   --------   --------   --------    ----------      ----------
Income from continuing operations before income
  taxes, distributions on preferred securities of
  Superior Trust I, minority interest and
  extraordinary (loss)..............................     6,146     14,829     47,465     67,461        37,707          87,403
Provision for income taxes..........................    (2,240)    (6,722)   (18,989)   (26,786)      (15,544)        (36,733)
                                                      --------   --------   --------   --------    ----------      ----------
Income from continuing operations before
  distributions on preferred securities of Superior
  Trust I, minority interest and extraordinary
  (loss)............................................     3,906      8,107     28,476     40,675        22,163          50,670
Distributions on preferred securities of Superior
  Trust I...........................................        --         --         --         --            --         (11,289)
                                                      --------   --------   --------   --------    ----------      ----------
Income from continuing operations before minority
  interest and extraordinary (loss).................     3,906      8,107     28,476     40,675        22,163          39,381
Minority interest in (earnings) losses of
  subsidiaries......................................        --         --         --         --            93            (596)
                                                      --------   --------   --------   --------    ----------      ----------
Income from continuing operations before
  extraordinary (loss)..............................     3,906      8,107     28,476     40,675        22,256          38,785
(Loss) from discontinued operations.................      (176)        --         --         --            --              --
                                                      --------   --------   --------   --------    ----------      ----------
Income before extraordinary (loss)..................     3,730      8,107     28,476     40,675        22,256          38,785
Extraordinary (loss) on early extinguishment of
  debt..............................................        --     (2,645)        --         --        (1,243)         (1,617)
                                                      --------   --------   --------   --------    ----------      ----------
  Net income........................................  $  3,730   $  5,462   $ 28,476   $ 40,675    $   21,013      $   37,168
                                                      ========   ========   ========   ========    ==========      ==========

Net income per share of common stock:
Basic:
  Income before extraordinary (loss)................                                   $   1.95    $     1.07      $     1.91
  Extraordinary (loss) on early extinguishment of
    debt............................................                                         --         (0.06)          (0.08)
                                                                                       --------    ----------      ----------
  Net income basic per share of common stock........                                   $   1.95    $     1.01      $     1.83
                                                                                       ========    ==========      ==========

Diluted:
  Income before extraordinary (loss)................                                   $   1.91    $     1.04      $     1.86
  Extraordinary (loss) on early extinguishment of
    debt............................................                                         --         (0.06)          (0.08)
                                                                                       --------    ----------      ----------
  Net income per diluted share of common stock......                                   $   1.91    $     0.98      $     1.78
                                                                                       ========    ==========      ==========

                                                                                                      EIGHT
                                                                                                     MONTHS
                                                             FISCAL YEAR ENDED APRIL 30               ENDED        YEAR ENDED
                                                      -----------------------------------------   DECEMBER 31,    DECEMBER 31,
                                                        1995       1996       1997       1998       1998 (A)          1999
                                                      --------   --------   --------   --------   -------------   -------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT END OF PERIOD):

  Working capital...................................  $ 22,750   $ 58,726   $ 47,617   $ 38,532    $  232,397      $  161,549

  Total assets......................................   120,127    244,065    238,108    232,243     1,886,556       2,000,354

  Total debt, including intercompany................    37,067    125,760    122,089     75,380     1,398,306       1,396,343

  Total stockholders' equity........................    49,854     51,656     44,028     82,206        91,380         113,008

------------------------------

    (a) On December 15, 1998, the Company elected to change its fiscal year end to December 31 from April 30. This change was made effective on December 31, 1998.

    (b) The results of operations set forth above for the period May 1, 1994 through October 1, 1996 include the combined operations of Superior Telecommunications Inc. and DNE Systems, Inc. on a prospective basis from the date such entities were acquired by Alpine. From October 2, 1996 through December 31, 1998, the results of operations represent the consolidated results of the Company subsequent to its reorganization and initial public offering as described in Note 1 to the accompanying consolidated financial statements.

    (c) The results of operations include, on a prospective basis, the acquisition of Superior Telecommunications Inc. in November 1993; the acquisition of Alcatel N.A., which was acquired by Superior Telecommunications Inc. on May 11, 1995; the acquisition of 51% of Cables of Zion on May 5, 1998; the acquisition of 81% of Essex on November 27, 1998; and the acquisition of the remaining 19% of Essex on March 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. ("Superior" or the "Company") manufactures a portfolio of wire and cable products grouped into the following primary industry segments:
(i) communications, (ii) original equipment manufacturer ("OEM") and
(iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

    Prior to the acquisitions of Essex and Superior Israel (see Note 5 to the consolidated financial statements), the Company's operations consisted principally of its North American communications wire and cable business. The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and Electrical Group product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Superior Israel and Superior Israel's subsequent acquisition of two major Israeli competitors resulted in the addition to the Company's operating results of its Israeli operations. These acquisitions were accounted for under the purchase method of accounting with the operating results from these acquired businesses being included in the Company's consolidated statements of operations prospectively, from the date of acquisition.

    Comparative tables reflecting certain operating statement data for Superior are included herein. In 1998, the Company changed its year end to December 31 from April 30 resulting in a December 31, 1998 eight-month transitional reporting period. To facilitate a meaningful full year comparison, Table I provides supplemental unaudited historical results of operations for the twelve month period ended December 31, 1998 compared with audited results for the year ended December 31, 1999, along with management's discussion and analysis of the operating results for these periods. Table II presents certain industry segment operating statement data for the twelve month periods ended April 30, 1997 and 1998, the eight-month transition period ended December 31, 1998, and the twelve month periods ended December 31, 1998 and 1999, along with management's discussion and analysis of the operating results for these periods.

    As previously mentioned, the results of operations presented in Table I and Table II reflect the operating results for Essex and Superior Israel for the period from the date of their respective acquisitions; thus comparisons to results of operations for periods ended prior to the date of these acquisitions will be accordingly impacted.

IMPACT OF COPPER PRICE FLUCTUATIONS ON OPERATING RESULTS

    Copper is one of the principal raw materials used in the Company's wire and cable product manufacturing. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability as the Company, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

                                    TABLE I

                       CONSOLIDATED RESULTS OF OPERATIONS

                 TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                TWELVE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              -----------   ----------
                                                              (UNAUDITED)
Net sales...................................................    $647,802    $2,027,529
Gross profit................................................     136,747       383,893
Selling, general and administrative expenses................      39,382       150,833
Amortization of goodwill....................................       3,009        19,629
                                                                --------    ----------
Operating income before nonrecurring and unusual charges....      94,356       213,431
Nonrecurring and unusual charges............................     (13,511)       (8,431)
                                                                --------    ----------
Operating income............................................      80,845       205,000
Interest expense............................................     (18,807)     (120,100)
Other income (expense), net.................................         (13)        2,503
                                                                --------    ----------
Income before income taxes, distributions on preferred
  securities of Superior Trust I, minority interest and
  extraordinary (loss)......................................      62,025        87,403
Provision for income taxes..................................     (25,368)      (36,733)
                                                                --------    ----------
Income before distributions on preferred securities of
  Superior Trust I, minority interest and extraordinary
  (loss)....................................................      36,657        50,670
Distributions on preferred securities of Superior Trust I...          --       (11,289)
                                                                --------    ----------
Income before minority interest and extraordinary (loss)....      36,657        39,381
Minority interest in (earnings) loss of subsidiaries........         219          (596)
                                                                --------    ----------
Income before extraordinary (loss)..........................      36,876        38,785
Extraordinary (loss)........................................      (1,243)       (1,617)
                                                                --------    ----------
    Net income..............................................    $ 35,633    $   37,168
                                                                ========    ==========

Net income per diluted share of common stock:
  Income before extraordinary (loss), nonrecurring and
    unusual charges.........................................   $2.06            $2.07
  Nonrecurring and unusual charges..........................   (0.33)           (0.21)
  Extraordinary (loss)......................................   (0.06)           (0.08)
                                                               -----            -----
    Net income per diluted share of common stock............   $1.67            $1.78
                                                               =====            =====

                                    TABLE II
               COMBINED UNAUDITED INDUSTRY SEGMENT OPERATING DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          FISCAL YEAR       EIGHT MONTHS   TWELVE MONTH
                                          ENDED APRIL          ENDED       PERIOD ENDED    YEAR ENDED
                                      -------------------   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1998       1999         1998           1998           1999
                                      --------   --------   ------------   ------------   ------------
Net sales:
  Communications Group..............  $463,840   $516,599     $384,323       $546,024      $  750,208
  OEM Group.........................        --         --       48,572         48,572         653,941
  Electrical Group..................        --         --       53,206         53,206         623,380
                                      --------   --------     --------       --------      ----------
                                      $463,840   $516,599     $486,101       $647,802      $2,027,529
                                      ========   ========     ========       ========      ==========

Operating income:
  Communications Group..............  $ 63,440   $ 80,975     $ 68,222       $ 95,328      $  131,675
  OEM Group.........................        --         --        4,030          4,030          86,658
  Electrical Group..................        --         --        4,426          4,426          32,937
  Corporate and other...............    (1,037)    (3,915)      (6,016)        (9,428)        (18,210)
  Amortization of goodwill..........    (1,726)    (1,715)      (2,447)        (3,009)        (19,629)
  Nonrecurring and unusual
    charges.........................        --         --      (13,511)       (13,511)         (8,431)
                                      --------   --------     --------       --------      ----------
                                      $ 60,677   $ 75,345     $ 54,704       $ 77,836      $  205,000
                                      ========   ========     ========       ========      ==========

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 1999 (1999)
  COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1998 (1998) (UNAUDITED)

    Net sales for 1999 were $2.027 billion, representing an increase of $1.379 billion, or 213%, as compared to net sales of $648 million for 1998. The comparative growth in 1999 net sales was largely attributable to the acquisition of Essex which, in addition to contributing to revenue growth, also resulted in a more diversified product offering and customer base.

    Net sales for the Company's Communications Group were $750 million in 1999, representing comparative net sales growth of approximately 37% as compared to 1998. This increase in net sales was attributable to the incremental impact of communications wire and cable related revenues from the Essex and Superior Israel acquisitions and growth in sales of fiber optic and datacom/premise wire and cable products. Partially offsetting the 1999 revenue growth was an approximate 9% reduction in sales of outside plant copper wire and cable products to the Company's RBOC and other major telephone exchange carrier customers. The Company believes this slowdown in sales, which occurred principally in the second half of 1999, was primarily due to planned reductions in customer inventory levels and current year capital budget constraints enacted by certain customers and, in some cases, associated with pending or recently completed mergers among certain of the RBOCs and other major telephone exchange carrier customers.

    Net sales for the Company's OEM Group (which was acquired in the Essex acquisition in November 1998) amounted to $654 million in 1999 as compared to $49 million in 1998 (1998 revenues reflect only one month of activity for the OEM Group). Sales of magnet wire, which comprise nearly two-thirds of the OEM Group's revenues, reached record shipment levels in 1999, reflecting year over year demand growth from the Company's major OEM customer base.

    Net sales for the Company's Electrical Group (which was also acquired in the Essex acquisition) amounted to $623 million in 1999 as compared to $53 million in 1998. While industry-wide demand levels for electrical wire and cable products have been generally strong during the current year, net sales were impacted substantially in 1999 by lower pricing levels resulting from extremely competitive market conditions due to, among other factors, current industry manufacturing overcapacity.

    Gross profit in 1999 was $384 million, representing an increase of $247 million, or 181%, as compared to $137 million in 1998. The gross margin percentage was 18.9% and 21.1% in 1999 and 1998, respectively. The reduction in gross margin percentage was primarily attributable to the significant change in product mix, including the addition of net sales of lower margin electrical wire and cable products (which margins have been impacted by the aforementioned pricing pressures) and lower margins product sales of Superior Israel.

    Selling, general and administrative expenses ("SG&A expenses") increased from $39 million in 1998 to $151 million in 1999. The increase was directly related to the incremental expenses associated with the acquired operations of Essex and Superior Israel. Since the completion of the Essex acquisition, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. In that regard, the Company implemented a restructuring plan in April 1999 that has resulted in annual reductions of more than $25 million in corporate and other general and administrative expenses.

    Goodwill amortization increased from $3.0 million in 1998 to $19.6 million in 1999. The increase was primarily associated with incremental goodwill related to the acquisition of Essex.

    Operating income (excluding nonrecurring and unusual charges) was $213.4 million for 1999, representing an increase of $119.1 million, or 126%, as compared to 1998. The increase in operating income was primarily attributable to the impact of the acquired operations of Essex, and the aforementioned general and administrative overhead cost reductions.

    The Company incurred nonrecurring and unusual charges of $8.4 million during 1999 and $13.5 million during 1998. The charges incurred during 1999 included $4.4 million associated with the evaluation of management information systems at Essex, $2.2 million related to plant rationalization activities at Essex, $1.3 million related to restructuring activities of Superior Israel and $0.5 million of start-up costs for the Company's Mexican magnet wire facility. The nonrecurring and unusual charges in 1998 consisted of a $10.0 million investment advisory fee for services provided by The Alpine Group, Inc. related to the acquisition of Essex, a $2.9 million restructuring charge at Superior Israel related to plant consolidations and overhead restructuring activities and $0.6 million associated with the evaluation of management information systems at Essex.

    Interest expense increased from $18.8 million during 1998 to $120.1 million during 1999. The increase was directly attributable to the debt associated with the acquisition of Essex and, to a lesser degree, Superior Israel.

    Other income in 1999 of $2.5 million related principally to foreign currency conversion associated with certain debt of Superior Israel which is linked to nonfunctional (principally euro-based) currency.

    The Company recorded after tax extraordinary charges of $1.6 million, or $0.08 per diluted share, and $1.2 million, or $0.06 per diluted share, in 1999 and 1998, respectively. The charges represented previously capitalized deferred financing fees written off in connection with refinancing the Company's
$200.0 million senior subordinated notes in 1999 and financing the Essex acquisition in 1998.

    Net income for 1999 was $37.2 million, or $1.78 per diluted share, as compared to $35.6 million, or $1.67 per diluted share for 1998. Excluding the impact of extraordinary, nonrecurring and unusual charges, income for 1999 was $43.3 million, or $2.07 per diluted share, as compared to prior year income before extraordinary, nonrecurring and unusual charges of $44.1 million or $2.06 per diluted share.

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 1999
  COMPARED TO THE EIGHT MONTHS ENDED DECEMBER 31, 1998

    Net sales were $2.027 billion for the twelve months ended December 31, 1999 as compared to net sales of $486.1 million during the eight months ended December 31, 1998. The comparative increase in net sales was due to the longer 1999 period used for comparison (twelve months versus eight months) and the inclusion of net sales from the acquired operations of Essex for twelve months versus only one month during the eight months ended December 31, 1998.

    The Communications Group net sales were $750 million for the twelve months ended December 31, 1999 compared to $384 million for the eight months ended December 31, 1998. The comparison is impacted by the longer 1999 period, the inclusion of net sales from the acquired operations of Essex for a full year in 1999, growth in net sales of fiber optic and datacom/premise wire and cable products in 1999; partially offset by a reduction in sales of outside wire cable products to the RBOCs and other major telephone exchange carriers during the second half of 1999.

    The OEM Group net sales were $654 million for the twelve months ended December 31, 1999 as compared to $49 million for the 1998 eight month period, with the 1998 period reflecting only one month's activity following the Essex acquisition.

    Net sales for the Electrical Group were $623 million for the twelve months ended December 31, 1999 as compared to $53 million for the 1998 eight month period, which 1998 period also reflects only one month's activity following the Essex acquisition.

    Gross profit for the twelve months ended December 31, 1999 was $384 million as compared to $103 million for the eight months ended December 31, 1998. The increase in gross profit resulted from the longer 1999 period (twelve months versus eight months) and the inclusion of gross profit contributed by the acquired operations of Essex for a full twelve month period. The gross margin percentage was 18.9% for the twelve months ended December 31, 1999 and 21.1% for the eight months ended December 31, 1998. The reduction in gross margin percentage was primarily attributable to the significant change in product mix resulting from the product lines acquired in the acquisition of Essex.

    SG&A expenses increased from $32 million for the eight months ended
December 31, 1998 to $151 million for the twelve months ended December 31, 1999. The increase resulted from the longer comparison period (twelve month versus eight months) and the incremental expenses associated with the acquired operations of Essex, offset to some degree by corporate cost reductions instituted during 1999.

    Goodwill amortization increased from $2.4 million for the eight months ended December 31, 1998 to $19.6 million for the twelve months ended December 31, 1999 with such increase due to incremental goodwill associated with the acquisition of Essex.

    Operating income (excluding nonrecurring and unusual charges) was $213.4 million for the twelve months ended December 31, 1999 as compared to $68.2 for the eight months ended December 31, 1998. The increase reflects the longer comparison period and the operating income contribution from the acquired operations of Essex.

    The Company incurred nonrecurring and unusual charges of $8.4 million during the twelve months ended December 31, 1999 and $13.5 million during the eight months ended December 31, 1998. The charges incurred during 1999 included
$4.4 million associated with the evaluation of management information systems at Essex, $2.2 million related to plant rationalization activities at Essex, $1.3 million related to restructuring activities of Superior Israel and $0.5 million of start-up costs for the Company's Mexican magnet wire facility. The nonrecurring and unusual charges in 1998 consisted of a $10.0 million investment advisory fee for services provided by The Alpine Group, Inc. related to the acquisition of Essex, a $2.9 million restructuring charge at Superior Israel related to plant consolidations and corporate rationalization activities and $0.6 million associated with the evaluation of management information systems at Essex.

    Interest expense was $120.1 million for the twelve months ended
December 31, 1998, as compared to $16.7 million for the eight months ended December 31, 1998. The increase in interest expense in 1999 was attributable to the longer comparison period and to the debt incurred in connection with the Essex acquisition.

    Other income of $2.5 million for the twelve months ended December 31, 1999 related principally to foreign currency conversion associated with certain debt of Superior Israel which is linked to nonfunctional (principally euro-based) currency.

    The Company recorded an after tax extraordinary charges of $1.6 million, or $0.08 per diluted share, and $1.2 million, or $0.06 per diluted share, during the twelve months ended December 31, 1999 and eight months ended December 31, 1998, respectively. The charges represented previously capitalized deferred financing fees written off in connection with refinancing the Company's
$200.0 million senior subordinated notes in 1999 and refinancing certain of the Company's debt in connection with the Essex acquisition in 1998.

    Net income for the twelve months ended December 1999 was $37.2 million, or $1.78 per diluted share, as compared to $21.0 million, or $0.98 per diluted share for the eight months ended December 31, 1998. Excluding the impact of extraordinary, nonrecurring and unusual charges, income for the twelve month period ended December 31, 1999 was $43.3 million, or $2.07 per diluted share, as compared to income before extraordinary, nonrecurring and unusual charges of $29.4 million, or $1.38 per diluted share, for the eight months ended
December 31, 1998.

RESULTS OF OPERATIONS--EIGHT MONTHS ENDED DECEMBER 31, 1998
  COMPARED TO THE YEAR ENDED APRIL 30, 1998

    Net sales were $486.1 million for the eight months ended December 31, 1998, representing a decrease of $30.5 million, as compared to net sales of $516.6 million for the fiscal year ended April 30, 1998. The comparative decrease in net sales for the eight month period ended December 31, 1998 was due to the shorter period comparison (eight months versus twelve months) and the impact of lower copper prices in the December 31, 1998 eight month period, partially offset by (i) the inclusion in the 1998 eight month period of $113.9 million and $43.5 million in net sales contributed by the acquired operations of Essex and Superior Israel, respectively.

    Gross profit increased to $103.0 million during the eight month period ended December 31, 1998, as compared to gross profit of $99.2 million for the fiscal year ended April 30, 1998. The comparative increase in gross profit for the eight month period ended December 31, 1998 included the gross profit contribution from the Essex and Superior Israel acquisitions of $20.1 million and $7.1 million, respectively, and a comparative increase in gross margin percentage in the operations of the Communications Group; offset by the impact of the shorter period comparison.

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

    Interest expense was $16.7 million for the eight month period ended December 31, 1998, representing an increase of $8.6 million, as compared to interest expense of $8.1 million during the fiscal year ended April 30, 1998. The increase in interest expense reflects the increase in debt associated with the Essex and Superior Israel acquisitions offset by the shorter period comparison.

    Income before nonrecurring, unusual and extraordinary charges during the eight month period ended December 31, 1998 was $29.4 million, or $1.38 per diluted share, as compared to $40.7 million, or $1.91 per diluted share, for the fiscal year ended April 30, 1998.

RESULTS OF OPERATIONS--FISCAL YEAR ENDED APRIL 30, 1998
  COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1997

    The results of operations for the years ended April 30, 1998 ("fiscal 1998"), and 1997 ("fiscal 1997") are comprised entirely of the operations of the Communications Group, which includes principally the manufacture and sale of telecommunications wire and cable products in the North American market.

    In fiscal 1998, net sales were $516.6 million, representing an increase of $52.8 million, or 11.4%, as compared to fiscal 1997 net sales of $463.8 million. The increase in comparative net sales in fiscal 1998 resulted principally from the increased demand for copper wire and cable products due to the growth in new copper-based telephone access lines and increased maintenance spending by several of the Company's major telephone company customers, and an increase in market share from new multi-year supply agreements entered into with several of the Company's major telephone company customers.

    Along with the comparative increase in net sales in fiscal 1998, the Company also achieved substantial growth in gross profit and a significant increase in its gross margin percentage during fiscal 1998. In fiscal 1998, gross profit increased $19.7 million, or 24.7%, to $99.2 million, as compared to fiscal 1997, while the gross margin percentage increased to 19.2% in fiscal 1998 from 17.2% in fiscal 1997. The increase in gross margin percentage resulted principally from the impact of manufacturing cost reductions and efficiencies including efficiencies resulting from the integration of acquired operations, raw material price and cost reductions and the benefit from improved cost absorption due to increases in production volumes.

    SG&A expenses increased from $17.2 million in fiscal 1997 to $22.2 million in fiscal 1998. The increase in SG&A expenses was attributable to: (i) costs associated with incremental sales and marketing staff to support the increased level of sales activity; (ii) expansion of administrative activities, particularly in the area of information systems, to support the level of growth;
(iii) and the expansion of product development activities, including the establishment and staffing of a product development facility in the fourth quarter of fiscal 1997.

    Commensurate with the growth in net sales and gross profit, operating income increased substantially in fiscal 1998 to $75.3 million, representing an increase of 24.2%, as compared to fiscal 1997 operating income of $60.7 million.

    Interest expense in fiscal 1997 and fiscal 1998 was $12.9 million and $8.1 million, respectively. The reduction in comparative interest expense in fiscal 1998 reflected reduced levels of weighted average debt resulting from positive operating cash flow applied to debt reduction during fiscal 1998.

    As a result of the substantial growth in operating income and reduction in interest expense, net income increased on a comparative basis by $12.2 million, or 42.8% in fiscal 1998 as compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1999, the Company generated $116.3 million in cash flows from operating activities consisting of $100.3 million in cash flows generated from operations (net income plus non-cash charges) plus
$16.0 million in cash flows provided from reductions in net working capital. Included in cash flows generated from operating activities was a use of cash flow from operating activities of $26.0 million in the Company's 51% owned Israeli subsidiary, Superior Israel. The remainder of the Company's wholly-owned operations generated $142.3 million in cash flow from operating activities, including $43.8 million in cash flow generated primarily from net working capital reductions, principally from inventory reduction. Cash used for investing activities amounted to $97.6 million and consisted principally of capital expenditures and pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers, partially offset by $14.2 million in asset sales. Cash used for financing activities amounted to $20.4 million. The major components were a net increase in borrowings of Superior Israel of $71.3 million (including $28.7 million related to Superior Israel Customer Loans), other debt reductions of $69.5 million, treasury stock repurchases of $13.0 million and common stock dividend payments of $4.9 million.

    As discussed in Note 5 to the accompanying consolidated financial statements, the Company completed a cash tender offer for the acquisition of 81% of the outstanding common shares of Essex on November 27, 1998. In connection with this acquisition, the Company entered into a $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Proceeds from these financing arrangements amounting to approximately $1.15 billion were used to (i) pay
$770 million, representing the cash portion of the Essex acquisition purchase price, (ii) refinance approximately $84 million under Superior's existing credit facility, (iii) refinance approximately $275 million of Essex's existing debt, and (iv) pay related transaction expenses. Obligations under the Credit Agreement and the Sub Notes are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by the common stock of the Company's domestic subsidiaries and 65% of the common stock of its principal foreign subsidiaries. At December 31, 1999, the Company had $167 million in excess availability under the Credit Agreement. The Credit Agreement contains certain performance and financial covenants. As of December 31, 1999, the Company was in compliance with all financial covenants. Further, in March 2000 the Credit Agreement was amended, reducing certain prospective financial covenant thresholds related to, among other things, operating cash flow (EBITDA) levels.

    In addition to financing provided by the Credit Agreement and Sub Notes, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods, subject to agreement. At December 31, 1999, $140.4 million was outstanding under this program bearing an interest rate of 6.75%.

    As discussed in Note 5 to the accompanying consolidated financial statements, the Company acquired 51% of Superior Israel on May 5, 1998. On December 31, 1998, Superior Israel completed the acquisition of all of the business and certain operating assets of Cvalim for $41.2 million. In connection with this acquisition, Superior Israel entered into a $83.0 million credit facility, consisting of a $53.0 million term loan and a $30.0 million revolving credit facility. Proceeds from this financing were used to finance the acquisition, pay related expenses and provide for working capital requirements of Superior Israel. Obligations under this credit facility are secured by all of the assets of Superior Israel. The credit facility contains customary performance and financial covenants. At December 31, 1999, Superior Israel had $10 million in excess availability under its revolving credit facility.

    The Company's principal debt service commitments for the next 12 months amount to $86.0 million and capital expenditures are expected to approximate $70.0-$80.0 million. Management anticipates that the Company will generate in excess of $100 million in cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. The Company believes that operating cash flows plus excess funds available under the Company's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

DERIVATIVE FINANCIAL INSTRUMENTS

    To a limited extent, the Company uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Superior TeleCom's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for financial or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

YEAR 2000 UPDATE

    The Company did not experience any significant disruptions in its business operations as a result of the Year 2000 problem. The Year 2000 problem was defined as the potential system and mechanical failures or miscalculations resulting from the inability of computer programs to recognize dates after December 31, 1999. Most computer programs had been written using two digits (rather than four) to define the applicable year.

    In fiscal 1997, the Company established project teams to identify and resolve Year 2000 problems. The teams' processes included (i) the readiness assessment of service providers, major vendors and internal operating systems and applications; (ii) the upgrade or remediation of non-compliant items identified; and (iii) the testing and implementation of the upgraded or remediated items.

    The Company incurred approximately $6.0 million related to the Year 2000 project. The costs associated with code modification and testing (approximately $5.0 million) were expensed as incurred. The personal computer and purchased software upgrades (approximately $1.0 million) were incurred in the ordinary course of business and capitalized.

    The Company does not anticipate any future disruptions in its business related to the Year 2000 problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap agreements to manage its exposure to interest rates changes. At December 31, 1999, the Company has an interest rate swap on $600 million principal amount with a fixed LIBOR rate of 5.27% expiring December 10, 2000. Considering the impact of the existing interest rate swap, a one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million sub notes would increase annual interest expense by approximately 4% or $5.2 million. Excluding the impact of the existing rate swap, a one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million sub notes would increase annual interest expense by approximately 9% or $11.2 million.

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT TERM INTEREST RATES AND FOREIGN EXCHANGE RATES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of December 31, 1999 and 1998 and April 30, 1998 and for the year ended December 31, 1999, the eight months ended December 31, 1998 and each of the two years in the period ended April 30,1998 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    (b) None.

ITEM 14(C) EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
          2(a)          Stock Purchase Agreement, dated February 14, 1992, by and
                        between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc.
                        (incorporated herein by reference to Exhibit 1 to the
                        Current Report on Form 8-K of Alpine dated March 2, 1992).
          2(b)          Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and
                        Superior TeleTec Inc. (incorporated herein by reference to
                        Exhibit 2 to the Registration Statement on Form S-4
                        (Registration No. 33-9978) of Alpine, as filed with the
                        Securities and Exchange Commission (the "Commission") on
                        October 5, 1993).
          2(c)          Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc., Alcatel Canada Wire,
                        Inc., Superior Cable Corporation and Superior TeleTec Inc.
                        (the "Alcatel Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995).
          2(d)          Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc., Alcatel Canada
                        Wire, Inc., Superior Cable Corporation and Superior TeleTec
                        Inc. (incorporated herein by reference to Exhibit 2 to the
                        Current Report on Form 8-K of Alpine dated May 24, 1995).
          2(e)          Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated June 10, 1996
                        (incorporated herein by reference to Exhibit 2(b) to the
                        Annual Report on Form 10-K of Alpine for the year ended
                        April 30, 1996).
          2(f)          Share Purchase Agreement, dated as of May 5, 1998, among
                        CLAL Industries and Investments Ltd., ISAL Holland B.V. and
                        Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated
                        herein by reference to Exhibit 1 to the Current Report on
                        Form 8-K of the Company dated May 5, 1998).
          2(g)          Agreement and Plan of Merger, dated as of October 21, 1998, by and among the Company, SUT Acquisition Corp. and Essex
                        International Inc. (incorporated herein by reference to
                        Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4
                        (Registration No. 333-68889) of the Company and Superior
                        Trust I, as filed with the Commission on December 14, 1998, as amended (the "S-4"))
          2(h)          Amendment No. 1 to Agreement and Plan of Merger, dated as of
                        February 24, 1999, by and among the Company, SUT Acquisition
                        Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-2 to the Joint Proxy Statement/
                        Prospectus filed as part of the S-4).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
          2(i)          Asset Purchase Agreement, dated October 2, 1998, among
                        Cables of Zion United Works Ltd., Cvalim--The Electric Wire
                        and Cable Company of Israel Ltd. and Dash Cable Industries
                        (Israel) Ltd. (incorporated herein by reference to
                        Exhibit 1 to the Current Report on Form 8-K of the Company
                        dated December 31, 1998 (the "Cvalim 8-K")).
          2(j)          Amendment No. 1 to Asset Purchase Agreement, dated December
                        31, 1998, among Cables of Zion United Works Ltd.,
                        Cvalim--The Electric Wire and Cable Company of Israel Ltd.
                        and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 2 to the Cvalim 8-K).
          3(a)          Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 3.2 to the Registration
                        Statement on Form S-1 (Registration No. 333-09933) of the
                        Company, as filed with the Commission on August 9, 1996, as amended (the "S-1")).
          3(b)          Certificate of Amendment, dated July 12, 1996, to the
                        Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 3.2 to the S-1).
          3(c)          Certificate of Amendment, dated August 6, 1996, to the
                        Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 3.3 to S-1).
          3(d)          Certificate of Amendment, dated March 31, 1999, to the
                        Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 4.4 to the Registration
                        Statement on Form S-3 (Registration No. 333-68889) of the
                        Company, as filed with the Commission on August 17, 1999
                        (the "S-3")).
          3(e)          By-laws of the Company (incorporated herein by reference to
                        Exhibit 3.4 to the S-1).
          4(a)          Amended and Restated Declaration of Trust of Superior Trust
                        I, dated as of March 31, 1999, among the Company, American
                        Stock Transfer & Trust Company, as Property Trustee,
                        Wilmington Trust Company, as Delaware Trustee, and the
                        Administrative Trustees named therein (incorporated herein by reference to Exhibit 4.6 to the S-3).
          4(b)          Indenture for the 8 1/2% Convertible Subordinated Debentures
                        of the Company Due 2014, dated as of March 31, 1999, between the Company and American Stock Transfer & Trust Company, as
                        Indenture Trustee (incorporated herein by reference to
                        Exhibit 4.7 to the S-3).
          4(c)          Guarantee Agreement for the 8 1/2% Trust Convertible
                        Preferred Securities of Superior Trust I, dated as of
                        March 31, 1999, between the Company and American Stock
                        Transfer & Trust Company, as Guarantee Trustee (incorporated herein by reference to Exhibit 4.8 to the S-e).
         10(a)          Amended and Restated Superior TeleCom Inc. 1996 Stock Option
                        Plan (incorporated herein by reference to Appendix D to the
                        Joint Proxy Statement/Prospectus filed as part of the S-4).
         10(b)          Employee Stock Purchase Plan (incorporated herein by
                        reference to Exhibit 10.1 to the S-1).
         10(c)          Lease Agreement, dated as of December 16, 1993, by and
                        between ALP(TX) QRS 11-28, Inc. and Superior TeleTec
                        Transmission Products, Inc. (incorporated herein by
                        reference to Exhibit (i) to the Quarterly Report on
                        Form 10-Q of Alpine for the quarter ended January 31, 1994).
         10(d)          First Amendment to Lease Agreement, dated as of May 10,
                        1995, by and between ALP (TX) QRS 11-28, Inc. and Superior
                        TeleTec Inc. (incorporated herein by reference to
                        Exhibit 10(o) to the Annual Report on Form 10-K of the
                        Alpine for the year ended April 30, 1995 (the "1995
                        Alpine 10-K")).
         10(e)          Second Amendment to Lease Agreement, dated as of July 21,
                        1995, by and between ALP (TX) QRS 11-28, Inc. and Superior
                        Telecommunications Inc. (incorporated herein by reference to
                        Exhibit 10(x) to the 1995 Alpine 10-K).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         10(f)          Third Amendment to Lease Agreement, dated as of October 2,
                        1996, by and between ALP (TX) QRS 11-28, Inc. and Superior
                        Telecommunications Inc. (incorporated herein by reference to
                        Exhibit 10.8 to the S-1).
         10(g)          First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Alpine and ALP (TX)
                        QRS 11-28, Inc. (incorporated herein by reference to
                        Exhibit 10.12 to the S-1).
         10(h)          Employment Agreement, dated April 26, 1996, between Superior
                        Telecommunications Inc. and Justin F. Deedy, Jr.
                        (incorporated herein by reference to Exhibit 10.3 to the
                        S-1).
         10(i)          Employment Agreement, dated as of October 17, 1996, between the Company and Steven S. Elbaum (incorporated herein by
                        reference to Exhibit 10(14) to the Quarterly Report on
                        Form 10-Q of the Company for the quarter ended January 31,
                        1997).
         10(j)          Letter Agreement, dated October 8, 1996, between the Company and Alpine relating to a capital contribution by Alpine to the Company (incorporated herein by reference to
                        Exhibit 10.2 to the S-1).
         10(k)          Letter Agreement, dated October 2, 1996, between the Company and Alpine relating to tax indemnification (incorporated
                        herein by reference to Exhibit 10.5 to the S-1).
         10(l)          Tax Allocation Agreement, dated as of October 2, 1996, among
                        Alpine, the Company and its subsidiaries (incorporated
                        herein by reference to Exhibit 10.9 to the S-1).
         10(m)          Exchange Agreement, dated October 2, 1996, between the
                        Company and Alpine (incorporated herein by reference to
                        Exhibit 10.10 to the S-1).
         10(n)          Registration Rights Agreement, dated October 2, 1996,
                        between the Company and Alpine (incorporated herein by
                        reference to Exhibit 10.11 to the S-1).
         10(o)          Services Agreement, dated October 2, 1996, between the
                        Company and Alpine (incorporated herein by reference to
                        Exhibit 10.4 to the S-1).
         10(p)          Amendment No. 1, dated as of May 1, 1997, to the Services
                        Agreement (incorporated herein by reference to
                        Exhibit 10(t) to the Annual Report on Form 10-K of the
                        Company for the year ended April 30, 1997).
         10(q)          Amendment No. 2, dated as of May 1, 1998, to the Services
                        Agreement (incorporated herein by reference to
                        Exhibit 10(w) to the Annual Report on Form 10-K of the
                        Company for the year ended April 30, 1998).
         10(r)          Amended and Restated Credit Agreement, dated as of November
                        27, 1998, among Superior/Essex Corp., Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch &
                        Co., as documentation agent, Fleet National Bank, as
                        syndication agent, and Bankers Trust Company, as
                        administrative agent (incorporated herein by reference to
                        Exhibit 99.7 to the Schedule 13D/A of Alpine, the Company,
                        Superior/ Essex Corp. and SUT Acquisition Corp., as filed
                        with the Commission on December 7, 1998).
         10(s)*         Senior Subordinated Credit Agreement, dated as of May 26,
                        1999, among Superior/ Essex Corp., as borrower, the Company, as parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as syndication
                        agent, and Bankers Trust Company, as administrative agent.
         10(t)          Addendum No. 1 to the Application to Open an Account, dated
                        December 29, 1998, between Cables of Zion United Works Ltd.
                        and Bank Hapoalim B.M. (incorporated herein by reference to
                        Exhibit 3 to the Cvalim 8-K).
         10(u)          Superior TeleCom Inc. Stock Compensation Plan for
                        Non-Employee Directors (incorporated herein by reference to
                        Exhibit 10.1 to the Quarterly Report on Form 10-Q of the
                        Company for the quarter ended March 31, 1999).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         10(v)*         Amendment No. 1, dated as of December 10, 1999, to the
                        Senior Subordinated Credit Agreement, dated as of May 26,
                        1999, among Superior/Essex Corp., as borrower, the Company, as parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as syndication
                        agent, and Bankers Trust Company, as administrative agent.
         10(w)*         Amendment No. 2, dated as of February 18, 2000, to the
                        Senior Subordinated Credit Agreement, dated as of May 26,
                        1999, among Superior/Essex Corp., as borrower, the Company, as parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as syndication
                        agent, and Bankers Trust Company, as administrative agent.
         10(x)*         Fourth Amendment to Lease Agreement, dated as of November
                        27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior
                        Telecommunications Inc.
         10(y)*         Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc.,
                        the Company and Alpine.
         10(z)*         Employment Agreement, dated as of January 1, 2000, between the Company and Gregory R. Schriefer.
         21 *           List of Subsidiaries
         23(a)*         Consent of Arthur Andersen LLP
         27 *           Financial Data Schedule

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

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

                                                       Chairman of the Board and
                /s/ STEVEN S. ELBAUM                     Chief Executive Officer
     -------------------------------------------         (principal executive          March 30, 2000
                  Steven S. Elbaum                       officer)

                                                       Chief Financial Officer and
                /s/ DAVID S. ALDRIDGE                    Treasurer (principal
     -------------------------------------------         financial and accounting      March 30, 2000
                  David S. Aldridge                      officer)

                /s/ EUGENE P. CONNELL                  Director
     -------------------------------------------                                       March 30, 2000
                  Eugene P. Connell

               /s/ ROBERT J. LEVENSON                  Director
     -------------------------------------------                                       March 30, 2000
                 Robert J. Levenson

                /s/ CHARLES Y.C. TSE                   Director
     -------------------------------------------                                       March 30, 2000
                  Charles Y.C. Tse

                 /s/ BRAGI F. SCHUT                    Director
     -------------------------------------------                                       March 30, 2000
                   Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants....................     F-2

Consolidated balance sheets as of April 30, 1998, and
  December 31, 1998 and 1999................................     F-3

Consolidated statements of operations for the years ended
  April 30, 1997 and 1998, the eight months ended December
  31, 1998, and the year ended December 31, 1999............     F-4

Consolidated statements of stockholders' equity for the
  years ended April 30, 1997 and 1998, the eight months
  ended December 31, 1998, and the year ended December 31,
  1999......................................................     F-5

Consolidated statements of cash flows for the years ended
  April 30, 1997 and 1998, the eight months ended December
  31, 1998, and the year ended December 31, 1999............     F-7

Notes to consolidated financial statements..................     F-9

SCHEDULE:

Report of independent public accountants....................    F-34

Schedule II--Valuation and qualifying accounts..............    F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Superior TeleCom Inc.:

    We have audited the accompanying consolidated balance sheets of Superior TeleCom Inc. (a Delaware corporation) and subsidiaries as of April 30, 1998, and December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997 and 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1998, and December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended April 30, 1997 and 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
March 3, 2000

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                            APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                              1998          1998           1999
                                                            ---------   ------------   ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents...............................  $  9,866     $   16,110     $   14,305
  Accounts receivable, net................................    41,108        222,568        261,263
  Inventories.............................................    43,190        346,614        313,571
  Other current assets....................................     6,683         44,661         38,325
                                                            --------     ----------     ----------
    Total current assets..................................   100,847        629,953        627,464
Property, plant and equipment, net........................    83,121        513,433        513,914
Other assets..............................................     3,792         48,505         65,586
Goodwill, net.............................................    44,483        694,665        793,390
                                                            --------     ----------     ----------
      Total assets........................................  $232,243     $1,886,556     $2,000,354
                                                            ========     ==========     ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...................................  $     --     $  120,109     $  140,369
  Current portion of long-term debt.......................       139         62,603         85,831
  Accounts payable........................................    43,815        110,737        147,290
  Accrued expenses........................................    18,361        104,107         92,425
                                                            --------     ----------     ----------
    Total current liabilities.............................    62,315        397,556        465,915
Long-term debt, less current portion......................    74,883      1,215,594      1,170,143
Minority interest in subsidiaries.........................        --         64,571         13,205
Other long-term liabilities...............................    12,839        117,455        104,124
                                                            --------     ----------     ----------
      Total liabilities...................................   150,037      1,795,176      1,753,387
                                                            --------     ----------     ----------
Company-obligated Manditorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures, net of discount.................        --             --        133,959

Commitments and contingencies
Stockholders' equity:
  Common stock (16,170,666, 20,287,274, and 20,980,101
    shares issued at April 30, 1998, December 31, 1998 and
    1999, respectively)...................................  $    162     $      203     $      210
  Capital in excess of par value..........................    27,528         28,332         38,560
  Accumulated other comprehensive deficit.................    (1,528)        (6,081)        (5,447)
  Retained earnings.......................................    56,044         75,043         98,828
                                                            --------     ----------     ----------
                                                              82,206         97,497        132,151
  Shares of common stock in treasury......................        --         (6,117)       (19,143)
                                                            --------     ----------     ----------
    Total stockholders' equity............................    82,206         91,380        113,008
                                                            --------     ----------     ----------
      Total liabilities and stockholders' equity..........  $232,243     $1,886,556     $2,000,354
                                                            ========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED        EIGHT MONTHS
                                                  ---------------------      ENDED        YEAR ENDED
                                                  APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                    1997        1998          1998           1999
                                                  ---------   ---------   ------------   ------------
                                                  (NOTE 1)                  (NOTE 1)
Net sales.......................................  $463,840    $516,599      $486,101      $2,027,529
Cost of goods sold..............................   384,271     417,358       383,106       1,643,636
                                                  --------    --------      --------      ----------
  Gross profit..................................    79,569      99,241       102,995         383,893
Selling, general and administrative expenses....    17,166      22,181        32,333         150,833
Nonrecurring and unusual charges................        --          --        13,511           8,431
Amortization of goodwill........................     1,726       1,715         2,447          19,629
                                                  --------    --------      --------      ----------
  Operating income..............................    60,677      75,345        54,704         205,000
Interest expense................................   (12,907)     (8,090)      (16,651)       (120,100)
Other income (expense), net.....................      (305)        206          (346)          2,503
                                                  --------    --------      --------      ----------
  Income before income taxes, distributions on
    preferred securities of Superior Trust I,
    minority interest and extraordinary
    (loss)......................................    47,465      67,461        37,707          87,403
Provision for income taxes......................   (18,989)    (26,786)      (15,544)        (36,733)
                                                  --------    --------      --------      ----------
  Income before distributions on preferred
    securities of Superior Trust I, minority
    interest and extraordinary (loss)...........    28,476      40,675        22,163          50,670
Distributions on preferred securities of
  Superior Trust I..............................        --          --            --         (11,289)
                                                  --------    --------      --------      ----------
    Income before minority interest and
      extraordinary (loss)......................    28,476      40,675        22,163          39,381
Minority interest in (earnings) losses of
  subsidiaries..................................        --          --            93            (596)
                                                  --------    --------      --------      ----------
    Income before extraordinary (loss)..........    28,476      40,675        22,256          38,785
Extraordinary (loss) on early extinguishment of
  debt, net.....................................        --          --        (1,243)         (1,617)
                                                  --------    --------      --------      ----------
    Net income..................................  $ 28,476    $ 40,675      $ 21,013      $   37,168
                                                  ========    ========      ========      ==========
Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)..........                 $1.95         $1.07           $1.91
    Extraordinary (loss) on early extinguishment
      of debt...................................                    --         (0.06)          (0.08)
                                                              --------      --------      ----------
    Net income per basic share of common
      stock.....................................                 $1.95         $1.01           $1.83
                                                              ========      ========      ==========
  Diluted:
    Income before extraordinary (loss)..........                 $1.91         $1.04           $1.86
    Extraordinary (loss) on early extinguishment
      of debt...................................                    --         (0.06)          (0.08)
                                                              --------      --------      ----------
    Net income per diluted share of common
      stock.....................................                 $1.91         $0.98           $1.78
                                                              ========      ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED APRIL 30, 1997 AND 1998, THE EIGHT MONTHS ENDED
            DECEMBER 31, 1998, AND THE YEAR ENDED DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SUBSIDIARIES'
                                                        COMMON        SUPERIOR TELECOM INC.     CAPITAL     ACCUMULATED
                                                         STOCK            COMMON STOCK         IN EXCESS       OTHER
                                     COMPREHENSIVE   -------------   -----------------------    OF PAR     COMPREHENSIVE   RETAINED
                                        INCOME          AMOUNT          SHARES       AMOUNT      VALUE        DEFICIT      EARNINGS
                                     -------------   -------------   ------------   --------   ---------   -------------   --------
Balance at April 28, 1996..........                       $ 1                 --      $ --     $  42,254      $  (214)     $  9,615
  6% Cumulative Preferred Stock
    issued by Superior
    Telecommunications Inc.........                                                              (20,000)
  October 2, 1996 Reorganization
    (Note 1).......................                        (1)         6,024,048        60        20,599          103       (20,701)
  Dividends paid on common stock...                                                             (117,129)
  Initial public offering of common
    stock..........................                                    6,900,000        69       101,573
  Purchase of treasury stock.......
  Exchange of treasury stock for
    preferred Stock of subsidiary..
  Employee stock purchase plan.....                                        2,488        --            43
  Comprehensive income:
    Net income.....................      28,476                                                                              28,476
    Foreign currency translation
      adjustment...................        (720)                                                                 (720)
                                        -------
    Total comprehensive income.....     $27,756
                                        =======           ---         ----------      ----     ---------      -------      --------
Balance at April 30, 1997..........                        --         12,926,536       129        27,340         (831)       17,390
  Employee stock purchase plan.....                                        7,333         1           174
  Exercise of stock options........                                        3,162                      46
  Partial stock split..............                                    3,233,635        32           (32)
  Cash dividends declared..........                                                                                          (2,021)
  Comprehensive income:
    Net income.....................      40,675                                                                              40,675
    Foreign currency translation
      adjustment...................        (697)                                                                 (697)
                                        -------
    Total comprehensive income.....     $39,978
                                        =======           ---         ----------      ----     ---------      -------      --------
Balance at April 30, 1998..........                       $--         16,170,666      $162     $  27,528      $(1,528)     $ 56,044


                                       TREASURY STOCK
                                     -------------------
                                      SHARES     AMOUNT      TOTAL
                                     --------   --------   ---------
Balance at April 28, 1996..........        --   $    --    $  51,656
  6% Cumulative Preferred Stock
    issued by Superior
    Telecommunications Inc.........                          (20,000)
  October 2, 1996 Reorganization
    (Note 1).......................        --        --           60
  Dividends paid on common stock...                         (117,129)
  Initial public offering of common
    stock..........................                          101,642
  Purchase of treasury stock.......  (450,000)   (8,055)      (8,055)
  Exchange of treasury stock for
    preferred Stock of subsidiary..   450,000     8,055        8,055
  Employee stock purchase plan.....                               43
  Comprehensive income:
    Net income.....................                           28,476
    Foreign currency translation
      adjustment...................                             (720)

    Total comprehensive income.....
                                     --------   -------    ---------
Balance at April 30, 1997..........        --        --       44,028
  Employee stock purchase plan.....                              175
  Exercise of stock options........                               46
  Partial stock split..............                               --
  Cash dividends declared..........                           (2,021)
  Comprehensive income:
    Net income.....................                           40,675
    Foreign currency translation
      adjustment...................                             (697)

    Total comprehensive income.....
                                     --------   -------    ---------
Balance at April 30, 1998..........        --   $    --    $  82,206

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
      FOR THE YEARS ENDED APRIL 30, 1997 AND 1998, THE EIGHT MONTHS ENDED
            DECEMBER 31, 1998, AND THE YEAR ENDED DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SUPERIOR TELECOM INC.     CAPITAL     ACCUMULATED
                                                          COMMON STOCK         IN EXCESS       OTHER
                                     COMPREHENSIVE   -----------------------    OF PAR     COMPREHENSIVE   RETAINED
                                        INCOME          SHARES       AMOUNT      VALUE        DEFICIT      EARNINGS
                                     -------------   ------------   --------   ---------   -------------   --------
Balance at April 30, 1998..........                   16,170,666    $   162    $  27,528      $(1,528)     $ 56,044
  Employee stock purchase plan.....                        4,745                     165
  Exercise of stock options........                       52,163                     680
  Cash dividends declared..........                                                                          (2,014)
  Purchase of treasury stock.......
  Comprehensive income:
    Net income.....................      21,013                                                              21,013
    Foreign currency translation
      adjustment...................      (4,553)                                               (4,553)
                                        -------
    Total comprehensive income.....     $16,460
                                        =======
  Partial stock split..............                    4,059,700         41          (41)
                                                      ----------    -------    ---------      -------      --------
Balance at December 31, 1998.......                   20,287,274        203       28,332       (6,081)       75,043
  Employee stock purchase plan.....                       63,655          1          889
  Exercise of stock options........                       18,101                     905
  Cash dividends declared..........                                                                          (4,943)
  Purchase of treasury stock.......
  Comprehensive income:
    Net income.....................     $37,168                                                              37,168
    Foreign currency translation
      adjustment...................       1,500                                                 1,500
    Additional minimum pension
      liability....................        (866)                                                 (866)
                                        -------
    Total comprehensive income.....     $37,802
                                        =======
  Stock dividend...................                      611,071          6        8,434                     (8,440)
                                                      ----------    -------    ---------      -------      --------
Balance at December 31, 1999.......                   20,980,101    $   210    $  38,560      $(5,447)     $ 98,828
                                                      ==========    =======    =========      =======      ========


                                       TREASURY STOCK
                                     -------------------
                                      SHARES     AMOUNT      TOTAL
                                     --------   --------   ---------
Balance at April 30, 1998..........        --   $     --   $  82,206
  Employee stock purchase plan.....                              165
  Exercise of stock options........                              680
  Cash dividends declared..........                           (2,014)
  Purchase of treasury stock.......  (168,700)    (6,117)     (6,117)
  Comprehensive income:
    Net income.....................                           21,013
    Foreign currency translation
      adjustment...................                           (4,553)

    Total comprehensive income.....

  Partial stock split..............   (42,175)                    --
                                     --------   --------   ---------
Balance at December 31, 1998.......  (210,875)    (6,117)     91,380
  Employee stock purchase plan.....                              890
  Exercise of stock options........                              905
  Cash dividends declared..........                           (4,943)
  Purchase of treasury stock.......  (593,300)   (13,026)    (13,026)
  Comprehensive income:
    Net income.....................                           37,168
    Foreign currency translation
      adjustment...................                            1,500
    Additional minimum pension
      liability....................                             (866)

    Total comprehensive income.....

  Stock dividend...................   (24,125)                    --
                                     --------   --------   ---------
Balance at December 31, 1999.......  (828,300)  $(19,143)  $ 113,008
                                     ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                         YEAR ENDED         EIGHT MONTHS
                                                    ---------------------      ENDED        YEAR ENDED
                                                    APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                      1997        1998          1998           1999
                                                    ---------   ---------   ------------   ------------
                                                    (NOTE 1)                  (NOTE 1)
Cash flows from operating activities:
  Income before extraordinary (loss)..............  $  28,476   $ 40,675    $    22,256      $  38,785
  Adjustments to reconcile income before
    extraordinary (loss) to cash provided by
    operating activities:
    Depreciation and amortization.................      9,295     10,045         11,926         58,813
    Amortization of deferred financing costs......        609      1,059          1,046          4,805
    (Benefit) provision for deferred taxes........      1,419       (545)           174         12,536
    Change in assets and liabilities, net of
      effects from companies acquired:
      Accounts receivable.........................      5,590      1,971         18,655        (37,505)
      Inventories.................................      1,464     12,998        (19,615)        26,751
      Other current and noncurrent assets.........      1,243       (213)           638         14,834
      Accounts payable and accrued expenses.......      2,425      4,756        (20,538)        (3,153)
      Other, net..................................        372     (1,158)           605            418
                                                    ---------   --------    -----------      ---------
Cash flows provided by operating activities.......     50,893     69,588         15,147        116,284
                                                    ---------   --------    -----------      ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired..............         --         --     (1,104,679)       (10,842)
  Capital expenditures............................     (9,807)   (18,488)       (28,014)       (72,237)
  Net proceeds from sale of assets................      2,534      5,113          1,751         14,197
  Customer loans..................................         --         --         (4,953)       (28,708)
  Other...........................................         35         --             --            (53)
                                                    ---------   --------    -----------      ---------
Cash flows used for investing activities..........     (7,238)   (13,375)    (1,135,895)       (97,643)
                                                    ---------   --------    -----------      ---------
Cash flows from financing activities:
  Net proceeds from sale of common stock..........    101,642         --             --             --
  Short-term borrowings, net......................         --         --        (12,895)        20,260
  (Repayments) borrowings under revolving credit
    facilities, net...............................    111,657    (42,307)         8,899         12,596
  Debt issuance costs.............................     (4,122)        --        (31,026)        (6,294)
  Advances from (repayments to) Alpine, net.......   (112,939)      (439)           171           (498)
  Long-term borrowings............................         --         --      1,171,153        279,348
  Repayments of long-term borrowings..............     (2,389)    (3,963)        (1,044)      (310,342)
  Dividends paid on common stock..................   (117,129)    (1,011)        (2,014)        (4,943)
  Purchase of treasury stock......................     (8,055)        --         (6,117)       (13,026)
  Redemption of subsidiary preferred stock........    (11,300)        --             --             --
  Other...........................................       (319)       321           (135)         2,453
                                                    ---------   --------    -----------      ---------
Cash flows provided by (used for) financing
  activities......................................    (42,954)   (47,399)     1,126,992        (20,446)
                                                    ---------   --------    -----------      ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                         YEARS ENDED        EIGHT MONTHS
                                                    ---------------------      ENDED        YEAR ENDED
                                                    APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                      1997        1998          1998           1999
                                                    ---------   ---------   ------------   ------------
                                                    (NOTE 1)                  (NOTE 1)
Net increase (decrease) in cash and cash
  equivalents.....................................   $   701     $ 8,814     $    6,244      $ (1,805)
Cash and cash equivalents at beginning of
  period..........................................       351       1,052          9,866        16,110
                                                     -------     -------     ----------      --------
Cash and cash equivalents at end of period........   $ 1,052     $ 9,866     $   16,110      $ 14,305
                                                     =======     =======     ==========      ========
Supplemental disclosures:
    Cash paid for interest, net of amount
      capitalized.................................   $12,696     $ 7,402     $   11,702      $109,963
                                                     =======     =======     ==========      ========
    Cash paid for income taxes....................   $13,820     $29,440     $   27,396      $  3,818
                                                     =======     =======     ==========      ========
Non--cash investing and financing activities:
  Exchange of common stock for subsidiary
    preferred stock:
      Preferred stock acquired....................   $(8,055)
                                                     =======
      Treasury stock issued.......................   $(8,055)
                                                     =======
  Acquisition of businesses:
    Assets, net of cash acquired..................                           $1,599,305
    Liabilities assumed...........................                             (428,097)
    Minority interest in subsidiaries.............                              (66,529)
                                                                             ----------
    Net cash paid.................................                           $1,104,679
                                                                             ==========
  Acquisition of Essex minority interest:
    Net assets acquired including goodwill........                                           $ 83,044
    Minority interest in subsidiary...............                                             50,246
                                                                                             --------
    Issuance of Company-obligated Manditorily
      Redeemable Trust Convertible Preferred
      Securities of Superior Trust I holding
      solely convertible debentures (net of
      discount of $33.3 million)..................                                           $133,290
                                                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    DESCRIPTION OF BUSINESS

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") manufactures wire and cable products for the communications, original equipment manufacturer ("OEM"), and electrical markets. The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls, as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. The Company operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom, and Israel.

    ORGANIZATIONAL HISTORY

    Superior was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). At the date of incorporation, the Company had no operations or material assets or liabilities. On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("STI") and DNE Systems, Inc. ("DNE"), were contributed to the Company in exchange for 100% of the shares of the Company's then outstanding common stock. Prior to the Reorganization and pursuant to a recapitalization of STI and DNE, STI issued to Alpine 20,000 shares of 6% Cumulative Preferred Stock (the "STI Preferred Stock"), with a liquidation preference of $1,000 per share, and STI and DNE declared a dividend payable to Alpine of $117.1 million. In conjunction with the Reorganization, the Company borrowed $154.0 million under a revolving credit facility, the net proceeds of which were used to repay the net amount of intercompany debt owed by STI and DNE to Alpine of $87.9 million and to pay to Alpine $63.8 million of the aforementioned dividend.

    In October 1996, the Company sold 9.4 million shares of its common stock (the "Common Stock") through an initial public offering (the "Offering") and used the proceeds to repay $34.4 million of bank debt and to pay to Alpine the remaining balance of the aforementioned dividend declared by STI and DNE.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 1.4 million shares of Common Stock. The Company used the net proceeds of approximately $13.3 million to repurchase 0.7 million shares of Common Stock for approximately $8.1 million, with the balance used to reduce bank debt. The repurchased shares of Common Stock were then transferred to Alpine in exchange for $8.1 million in principal amount of STI Preferred Stock. On February 12, 1997, STI redeemed, at face value, an additional $11.3 million in principal amount of STI Preferred Stock. The remaining $0.6 million of STI Preferred Stock held by Alpine is included in other long-term liabilities in the accompanying consolidated balance sheet. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of Common Stock, Alpine's ownership interest was reduced to 50.1%. As a result of treasury stock purchases and other transactions following the Offering, Alpine's ownership interest was approximately 51.8% at December 31, 1999.

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex"). On
March 31, 1999, the Company acquired the remaining 19% of the Essex common stock through the issuance of 8 1/2% trust convertible preferred stock (see Note 5).

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

1. ORGANIZATION (CONTINUED)
    CHANGE IN YEAR END

    On December 15, 1998, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    These financial statements present the consolidated balance sheets of the Company at April 30, 1998 and December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997 ("fiscal 1997") and 1998 ("fiscal 1998"), for the eight months ended December 31, 1998, and for the year ended December 31, 1999. The fiscal 1997 statements of operations, stockholders' equity and financial statement disclosures include the combined operations of STI and DNE for the periods prior to the Reorganization. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents

    INVENTORIES

    Inventories of communications products are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of OEM and electrical products are primarily stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Building and improvements...................................  10 to 40 years
Machinery and equipment.....................................  3 to 15 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During 1999, $2.0 million was capitalized in connection with various capital projects.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at April 30, 1998, and

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 31, 1998 and 1999, was $6.5 million, $8.9 million and $28.6 million, respectively. The Company periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value.

    DEFERRED FINANCING COSTS

    Origination costs incurred in connection with outstanding debt financings are included in the balance sheet in other assets. These deferred financing costs are being amortized over the lives of the applicable debt instruments on a straight-line basis and are charged to operations as additional interest expense.

    AMOUNTS DUE CUSTOMERS

    Included in accrued expenses at December 31, 1998 and 1999, are certain amounts due customers totaling $11.1 million and $12.8 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

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

    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming the conversion of outstanding stock options and grants under the treasury stock method. Historical earnings per common share for the periods prior to the Offering are not presented since STI and DNE were wholly-owned subsidiaries of Alpine.

    CONCENTRATION OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During fiscal 1997 and 1998, and the eight months ended December 31, 1998, sales to the regional Bell operating companies and major independent telephone companies represented 91%, 88% and 88% of STI's North American net sales, respectively. At April 30, 1998, and December 31, 1998 and 1999, accounts receivable from these customers amounted to $35.9 million, $18.9 million and $25.6 million, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Accounts receivable includes allowances for doubtful accounts of $0.2 million, $5.0 million and $3.2 million at April 30, 1998, and December 31, 1998 and 1999, respectively.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1997, fiscal 1998 and December 31, 1998, consolidated financial statements to conform with the December 31, 1999, presentation.

    NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement
No. 133--an amendment of FASB Statement No. 133" which delayed SFAS No. 133's effective date for one year. SFAS No. 133, which will be effective for the Company beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption; however, the Company believes the effect of adoption will not be material.

3. INVENTORIES

    At April 30 1998, and December 31, 1998 and 1999, the components of inventories are as follows:

                                              APRIL 30,   DECEMBER 31,   DECEMBER31,
                                                1998          1998          1999
                                              ---------   ------------   -----------
                                                          (IN THOUSANDS)
Raw materials...............................   $ 8,672      $ 47,519       $ 50,618
Work in process.............................     8,170        45,661         42,150
Finished goods..............................    26,348       254,099        233,142
                                               -------      --------       --------
                                                43,190       347,279        325,910
LIFO reserve................................        --          (665)       (12,339)
                                               -------      --------       --------
                                               $43,190      $346,614       $313,571
                                               =======      ========       ========

    During the year ended December 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex International Inc. from the LIFO method to the FIFO method. This change was made to conform to consistent operational and accounting policies for the Company's communications segment. Utilization of the FIFO method of accounting for the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)
year ended December 31, 1999 resulted in net income being $0.6 million or ($0.03 per diluted share) greater than net income under the LIFO method.

    Inventories valued using the LIFO method amounted to $220.9 million and $167.3 million at December 31, 1998 and 1999, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

    At April 30, 1998 and December 31, 1998 and 1999, property, plant and equipment consists of the following:

                                             APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                               1998          1998           1999
                                             ---------   ------------   ------------
                                                         (IN THOUSANDS)
Land.......................................   $ 2,851      $ 24,890       $ 25,230
Buildings and improvements.................    17,003       129,878        122,810
Machinery and equipment....................    89,540       399,520        443,062
                                              -------      --------       --------
                                              109,394       554,288        591,102
Less accumulated depreciation..............    26,273        40,855         77,188
                                              -------      --------       --------
                                              $83,121      $513,433       $513,914
                                              =======      ========       ========

    Depreciation expense for fiscal 1997, fiscal 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, was $7.6 million, $8.3 million, $9.5 million and $38.5 million, respectively.

5. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex, at an aggregate cash tender value of $770 million (the "Essex Acquisition"). In connection with the Essex Acquisition, the Company entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinate credit facility (the "Credit Facilities"). Proceeds from the Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay certain Essex indebtedness,
(iii) refinance the Company's existing outstanding bank debt and (iv) pay related transaction expenses. On March 31, 1999, the Company acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Company-obligated Manditorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures (see Note 9).

    The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon assessments of the fair values of assets and liabilities at the dates of acquisition which included accruals for planned consolidations, overhead rationalization and loss contingencies. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

5. ACQUISITIONS (CONTINUED)
    CABLES OF ZION AND CVALIM ACQUISITIONS

    On May 5, 1998, the Company acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel--based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million in cash. The Company has an option through May 5, 2000 to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation).

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

    On October 20, 1999, Superior Israel acquired the business and certain operating assets of Pica Plast Limited for $10.8 million in cash.

    The acquisitions of Cables of Zion, Cvalim and Pica Plast were accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion, Cvalim and Pica Plast are included in the Company's consolidated financial statements on a prospective basis from the date of their respective acquisitions. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisitions. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for the year ended
April 30, 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, which give effect to the acquisition of Essex and the acquisition of Cables of Zion as if the transactions had occurred on May 1, 1997, are presented below. The pro forma results of operations do not include the results of operations of Cvalim or Pica Plast prior to their dates of acquisition as they are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

5. ACQUISITIONS (CONTINUED)
occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

                                                                       EIGHT MONTHS
                                                          YEAR ENDED      ENDED        YEAR ENDED
                                                          APRIL 30,    DECEMBER 31,   DECEMBER 31,
                                                             1998          1998           1999
                                                          ----------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................................  $2,277,246    $1,351,089     $2,027,529
Income before income taxes, distributions on preferred
  securities of subsidiary trust, minority interest and
  extraordinary (loss)..................................     119.521        30,204         86,613
Income before extraordinary (loss)......................      55,129         6,617         37,429
Extraordinary (loss) on early extinguishment of debt....          --        (1,243)        (1,617)
                                                          ----------    ----------     ----------
Net income applicable to common stock...................  $   55,129    $    5,374     $   35,812
                                                          ==========    ==========     ==========
Net income per diluted share of common stock:
  Income before extraordinary (loss)....................  $     2.59    $     0.31     $     1.79
  Extraordinary (loss) on early extinguishment of
    debt................................................          --         (0.06)         (0.08)
                                                          ----------    ----------     ----------
  Net income per diluted share of common stock..........  $     2.59    $     0.25     $     1.71
                                                          ==========    ==========     ==========

6. ACCRUED EXPENSES

    At April 30, 1998, and December 31, 1998 and 1999, accrued expenses consist of the following:

                                             APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                               1998          1998           1999
                                             ---------   ------------   ------------
                                                         (IN THOUSANDS)
Accrued wages, salaries and employee
  benefits.................................   $ 7,697      $ 32,516        $26,657
Other accrued expenses.....................    10,664        71,591         65,768
                                              -------      --------        -------
                                              $18,361      $104,107        $92,425
                                              =======      ========        =======

7. SHORT-TERM BORROWINGS

    At December 31, 1998 and 1999, short-term borrowings consist principally of $114.7 million and $140.4 million, respectively, in borrowings under an accounts receivable securitization program which provides for up to $160.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Under the receivable securitization program, the Company has granted a security interest in all its trade accounts receivable of domestic subsidiaries to secure borrowings under the facility. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 5.25% and 6.40% at December 31, 1998 and 1999) plus 0.35%.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT

    At April 30, 1998, and December 31, 1998 and 1999, long-term debt consists of the following:

                                                             APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                               1998          1998           1999
                                                             ---------   ------------   ------------
                                                                         (IN THOUSANDS)
Senior revolving credit facility (a).......................   $69,350     $   77,750     $   53,735
Term loan A (a)............................................        --        500,000        446,433
Term loan B (a)............................................        --        425,000        415,542
Senior subordinated notes (a)..............................        --        200,000        200,000
Cables of Zion credit facility (b).........................        --         41,237         82,507
Other......................................................     5,672         34,210         57,757
                                                              -------     ----------     ----------
Total debt.................................................    75,022      1,278,197      1,255,974
Less current portion of long--term debt....................       139         62,603         85,831
                                                              -------     ----------     ----------
                                                              $74,883     $1,215,594     $1,170,143
                                                              =======     ==========     ==========

    At December 31, 1999, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates its recorded value. The Company has entered into several of interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on the Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair value of the interest rate caps and swaps was $1.9 million and $6.4 million, respectively, at December 31, 1998 and 1999.

    The aggregate principal maturities of long-term debt for the five years subsequent to December 31, 1999 are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2000........................................................    $   85,831
2001........................................................        86,151
2002........................................................        97,849
2003........................................................       192,177
2004........................................................       401,045
Thereafter..................................................       392,921
                                                                ----------
                                                                $1,255,974
                                                                ==========

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

       The revolving credit facility is available to the Company's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate and mature on May 27, 2004.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
       Interest on the outstanding balance is based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (8.63% and 9.97% at December 31, 1998 and 1999, respectively), and is payable quarterly.

       The term loan A is repayable in varying installments over five and one-half years, with interest payable quarterly based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (8.25% and 10.5% at December 31, 1998 and 1999, respectively), and matures on May 27, 2004.

       The term loan B is repayable in varying installments over seven years, with interest payable quarterly based upon LIBOR plus 3.75% or the base rate (prime) plus 2.75% (8.86% and 9.94% at December 31, 1998 and 1999, respectively), and matures on November 27, 2005.

       The senior subordinated notes were due in November 2006. Interest for the initial six months was LIBOR plus 4.25% or base rate (prime) plus 3.25%. On May 26, 1999, the Company refinanced its $200 million senior subordinated notes. The new subordinated notes include a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest for the term loan A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0% (10.19% at December 31, 1999). Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0% (10.19% at December 31, 1999). After the nine-month anniversary of the borrowing date through maturity, interest on term loans A and B is LIBOR plus 5.0%.

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

    (b) In connection with the December 31, 1998, acquisition of the Cvalim assets, Superior Israel entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Superior Israel term loan") and a $30.0 million revolving credit facility ("Superior Israel revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. In October 1999, Superior Israel increased the amount available under the credit facility by $10.0 million, which increased the term loan availability to $63.0 million.

       The Superior Israel term loan is repayable on December 31, 2008. Interest on the Superior Israel term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18-30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%. Interest on the Superior Israel revolving credit facility outstanding balance is based upon either LIBOR plus 0.4%, the lending bank's prime rate minus 1.1%, or a rate to be agreed upon by the parties. The Superior Israel credit facility terminates on December 31, 2003. Obligations under the Superior Israel credit facility are secured by all of the assets of Superior Israel.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness. On March 13, 2000, the above credit facilities described in (a) above were amended with respect to certain restrictive covenants relating to maintenance of certain financial ratios. In connection with such amendment, Superior paid a fee of approximately $2.1 million which will be amortized over the remaining term of the facilities.

    In connection with the amendment and restatement of the Company's credit facility, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.2 million (net of income taxes of $0.8 million), or $0.06 per diluted share, during the eight months ended December 31, 1998. In connection with the refinancing of the senior subordinated notes, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.6 million (net of income taxes of $1.0 million), or $0.08 per diluted share, for the year ended December 31, 1999.

9. TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31, 1999, Superior Trust I (the "Trust"), a trust in which the Company owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate face amount equivalent to approximately 103% of the liquidation value of the Trust Convertible Preferred Securities issued. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of the Company at the rate of 1.1496 shares of the Company's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Security, plus accrued and unpaid dividends.

    The Trust Convertible Preferred Securities are not redeemable before
April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed by the Company at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, the Company has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share redemption cash redemption price of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of the Company's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate equals or exceeds $65.00 per share. The Company has reserved 3,830,788 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

9. TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED)
    The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities.

10. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the year ended April 30, 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, is as follows:

                                                           YEAR ENDED                    EIGHT MONTHS ENDED
                                                         APRIL 30, 1998                   DECEMBER 31, 1998
                                                 -------------------------------   -------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                 -----------------------------------------------------------------
                                                   NET                 PER SHARE     NET                 PER SHARE
                                                  INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
Basic earnings per common share before
  extraordinary (loss).........................  $40,675     20,811      $1.95     $22,256     20,735      $1.07
                                                 =======                 =====     =======                 =====
Dilutive impact of stock options and grants....                 492                               613
                                                             ------                            ------
Diluted earnings per common share before
  extraordinary (loss).........................  $40,675     21,303      $1.91     $22,256     21,348      $1.04
                                                 =======     ======      =====     =======     ======      =====

                                                                         YEAR ENDED
                                                                      DECEMBER 31, 1999
                                                              ---------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
                                                              ---------------------------------
                                                                 NET                  PER SHARE
                                                               INCOME      SHARES      AMOUNT
                                                              ---------   ---------   ---------
Basic earnings per common share before extraordinary
  (loss)....................................................   $38,785     20,351       $1.91
                                                               =======                  =====
Dilutive impact of stock options and grants.................                  557
                                                                           ------
Diluted earnings per common share before extraordinary
  (loss)....................................................   $38,785     20,908       $1.86
                                                               =======     ======       =====

    As a publicly traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to the acquisition. At December 31, 1999, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial. The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation as the impact would be anti-dilutive.

11. STOCKHOLDERS' EQUITY

    The Company has 35,000,000 shares of common stock authorized for issuance, with a $0.01 par value. At April 30, 1998, and December 31, 1998 and 1999, the Company had 16,170,666, 20,287,274 and 20,980,101 common shares, respectively, issued.

    On both January 15, 1998 and January 11, 1999, the Company declared five-for-four common stock splits, which were effected in the form of a 25% stock dividend paid on February 2, 1998 and February 3, 1999, respectively. As a result, 3,233,635 shares and 4,059,700 shares, respectively, were issued to

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

11. STOCKHOLDERS' EQUITY (CONTINUED)
stockholders of record on January 23, 1998 and January 20, 1999, respectively. On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000. As a result, 612,069 shares were issued on February 11, 2000. All references to common shares (except shares authorized and issued) and to per share information in the consolidated financial statements have been adjusted to reflect the stock splits and stock dividend on a retroactive basis.

    The Company declared a $0.25 per common share cash dividend payable quarterly at a rate of $0.0625 per share beginning in January 1998 and continuing through October 1999. Cash dividends, totaling $2.0 million, $2.0 million and $4.9 million, were declared during fiscal 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, respectively.

12. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Superior TeleCom Inc. 1996 Stock Option Plan (the "Option Plan") which has 3,170,469 shares of common stock reserved for issuance. At December 31, 1999, there were 136,712 shares of common stock available for issuance under the Option Plan. Participation in the Option Plan is limited to employees, directors, and consultants of the Company, its parent and affiliates thereof. The Option Plan provides for grants of incentive and non-incentive stock options, which cannot be exercised in the first year or after ten years from the date of grant.

    The Company also sponsors the Superior TeleCom Employee Stock Purchase Plan (the "ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 402,344 shares of the Company's common stock reserved under the ESPP, of which 4,005 shares, 11,170 shares, 6,109 shares and 65,565 shares were issued to employees during fiscal 1997 and 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, respectively.

    The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January, 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

    The Company continues to account for stock-based compensation (including options issued under the Option Plan and the ESPP) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at an exercise price at or above the common stock's fair market value. Had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, the Company's net income and basic and diluted net income per share of common stock for the period from

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)
Reorganization to April 30, 1997, the year ended April 30, 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, would approximate the following pro forma amounts:

                                                             PERIOD ENDED           YEAR ENDED
                                                               APRIL 30,             APRIL 30,
                                                                 1997                  1998
                                                          -------------------   -------------------
                                                             AS        PRO         AS        PRO
                                                          REPORTED    FORMA     REPORTED    FORMA
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income..............................................  $17,390    $16,281    $40,675    $39,030
Basic net income per share of common stock..............     0.87       0.83       1.95       1.88
Diluted net income per share of common stock............     0.86       0.83       1.91       1.83

                                                             EIGHT MONTHS
                                                                 ENDED              YEAR ENDED
                                                           DECEMBER 31, 1998     DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                             AS        PRO         AS        PRO
                                                          REPORTED    FORMA     REPORTED    FORMA
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income..............................................  $21,013    $18,882    $37,168    $32,407
Basic net income per share of common stock..............  $  1.01    $  0.91    $  1.83    $  1.59
Diluted net income per share of common stock............  $  0.98    $  0.88    $  1.78    $  1.57

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for April 30, 1997 and 1998, and December 31, 1998 and 1999, respectively: dividend yield of 0%, 1%, 1% and 2%; expected volatility of 44%, 39%, 43% and 53%; risk-free interest rate of 6.42%, 5.53%, 4.57% and 6.30%; and expected life of five years, four years, four years and four years. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black-Scholes option-pricing model) during fiscal 1997 and 1998, the eight months ended December 31, 1998, and the year ended
December 31, 1999, was $4.92, $7.39, $11.05 and $7.99, respectively. The weighted average per share fair value of options granted at an exercise price above the fair market value during the year ended December 31, 1999 was $19.47.

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes stock option activity for fiscal 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999:

                                                                SHARES      WEIGHTED-AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
Outstanding at April 30, 1997...............................   1,203,415         $9.98
  Exercised.................................................      (4,989)        10.00
  Canceled..................................................     (42,635)         9.99
  Granted...................................................      77,250         20.47
                                                               ---------
Outstanding at April 30, 1998...............................   1,233,041         10.64
  Exercised.................................................     (66,462)        10.08
  Canceled..................................................      (8,692)        29.51
  Granted...................................................     641,339         29.61
                                                               ---------
Outstanding at December 31, 1998............................   1,799,226         17.33
  Exercised.................................................     (18,644)        10.94
  Canceled..................................................     (35,295)        30.19
  Granted...................................................   1,197,567         17.78
                                                               ---------
Outstanding at December 31, 1999............................   2,942,854         17.54
                                                               =========

    Information with respect to stock--based compensation plan stock options outstanding at December 31, 1999, is as follows:

                                            OPTIONS OUTSTANDING
                              -----------------------------------------------        OPTIONS EXERCISABLE
                                                     WEIGHTED-                  -----------------------------
                                                      AVERAGE       WEIGHTED-                       WEIGHTED-
                                   NUMBER            REMAINING       AVERAGE         NUMBER          AVERAGE
          EXERCISE             OUTSTANDING AT       CONTRACTUAL     EXERCISE     EXERCISABLE AT     EXERCISE
           PRICES             DECEMBER 31, 1999   LIFE (IN YEARS)     PRICE     DECEMBER 31, 1999     PRICE
          --------            -----------------   ---------------   ---------   -----------------   ---------
$9.94.......................      1,030,358             6.77        $    9.94       1,030,330         $9.94
$10.72-$16.99...............        131,305             8.46            13.05          55,266         11.41
$17.23......................      1,011,706             9.23            17.23           1,608         17.23
$22.82-$28.22...............        137,997             8.88            25.70          32,184         24.54
$29.51......................        581,661             8.42            29.51         193,683         29.51
$30.04-$30.78...............         49,827             8.79            30.76          16,092         30.78
                                  ---------                                         ---------
                                  2,942,854             8.15            17.54       1,329,163         13.47
                                  =========                                         =========

13. EMPLOYEE BENEFITS

    Superior provides for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

    Superior sponsors several defined benefit pension plans and an unfunded supplemental executive retirement plan (the "SERP"). The SERP provides retirement benefits based on the same formula as in

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)
effect under a certain salaried employees' plan, but only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. The defined benefit pension plans and the SERP generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Assets of the plans consist principally of cash and cash equivalents, short-term investments, equities and fixed income instruments.

    The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during fiscal 1998, the eight months ended December 31, 1998, and the year ended December 31,1999, are presented below, along with amounts recognized in the respective consolidated balance sheets and consolidated statements of operations:

                                                                                          POST-RETIREMENT
                                         DEFINED BENEFIT PENSION PLANS                 HEALTH CARE BENEFITS
                                    ---------------------------------------   ---------------------------------------
                                    APRIL 30,   DECEMBER 31,   DECEMBER 31,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                      1998          1998           1999         1998          1998           1999
                                    ---------   ------------   ------------   ---------   ------------   ------------
                                                                     (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning
    of year.......................   $3,772       $  4,927       $105,005      $ 1,265       $ 1,994        $ 2,174
  Impact of acquisitions..........       --         99,364             --           --            --             --
  Service cost....................      134            550          5,423           52            44             72
  Interest cost...................      300            792          7,164          129            91            152
  Actuarial (gain) loss...........      858             41        (20,223)         607            87           (228)
  Impact of foreign currency
    exchange......................       --           (339)           300           --            --             --
  Benefits paid...................     (137)          (330)        (4,282)         (59)          (42)           (85)
                                     ------       --------       --------      -------       -------        -------
  Benefit obligation at end of
    year..........................   $4,927       $105,005       $ 93,387      $ 1,994       $ 2,174        $ 2,085
                                     ======       ========       ========      =======       =======        =======
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at
    beginning of year.............   $3,568       $  4,360       $ 82,965      $    --       $    --        $    --
  Impact of acquisitions..........       --         77,060             --           --            --             --
  Actual return on plan assets....      751          1,802          6,900           --            --             --
  Employer contributions..........      178            357          2,353           59            42             85
  Impact of foreign currency
    exchange......................       --           (284)           212           --            --             --
  Benefits paid...................     (137)          (330)        (4,282)         (59)          (42)           (85)
                                     ------       --------       --------      -------       -------        -------
  Fair value of plan assets at end
    of year.......................   $4,360       $ 82,965       $ 88,148      $    --       $    --        $    --
                                     ======       ========       ========      =======       =======        =======
Funded status.....................   $ (567)      $(22,040)      $ (5,239)     $(1,994)      $(2,174)       $(2,085)
Unrecognized actuarial (gain)
  loss............................      247           (711)       (20,569)         424           502            250
Unrecognized prior service cost...      351            322            299           --            --             --
                                     ------       --------       --------      -------       -------        -------
Prepaid (accrued) benefit cost....   $   31       $(22,429)      $(25,509)     $(1,570)      $(1,672)       $(1,835)
                                     ======       ========       ========      =======       =======        =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)

                                                                                         POST-RETIREMENT
                                        DEFINED BENEFIT PENSION PLANS                 HEALTH CARE BENEFITS
                                   ---------------------------------------   ---------------------------------------
                                   APRIL 30,   DECEMBER 31,   DECEMBER 31,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                     1998          1998           1999         1998          1998           1999
                                   ---------   ------------   ------------   ---------   ------------   ------------
                                                                    (IN THOUSANDS)
AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS:
  Prepaid benefit cost...........  $     35      $    258       $     --      $    --       $    --        $    --
  Accrued benefit liability......        (4)      (22,728)       (25,464)      (1,570)       (1,672)        (1,835)
  Additional minimum liability...      (296)         (322)        (1,165)          --            --             --
  Intangible asset...............       296           322            299           --            --             --
  Accumulated other comprehensive
    Income.......................        --            --            866           --            --             --
  Impact of foreign currency
    exchange.....................        --            41            (45)          --            --             --
                                   --------      --------       --------      -------       -------        -------
  Prepaid (accrued) benefit
    cost.........................  $     31      $(22,429)      $(25,509)     $(1,570)      $(1,672)       $(1,835)
                                   ========      ========       ========      =======       =======        =======
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost...................  $    134      $    550       $  5,423      $    52       $    44        $    72
  Interest cost..................       300           792          7,164          129            91            152
  Expected return on plan
    assets.......................      (281)         (819)        (7,354)          --            --             --
  Amortization of prior service
    cost.........................        23            17             22            5             9             24
  Actuarial loss.................        --            10             84           --            --             --
                                   --------      --------       --------      -------       -------        -------
  Net periodic benefit cost......  $    176      $    550       $  5,339      $   186       $   144        $   248
                                   ========      ========       ========      =======       =======        =======

    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at April 30 and December 31, 1998 and December 31, 1999 were determined based upon the following assumptions:

                                                                                          POST-RETIREMENT
                                         DEFINED BENEFIT PENSION PLANS                 HEALTH CARE BENEFITS
                                    ---------------------------------------   ---------------------------------------
                                    APRIL 30,   DECEMBER 31,   DECEMBER 31,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                      1998          1998           1999         1998          1998           1999
                                    ---------   ------------   ------------   ---------   ------------   ------------
Discount rate.....................      6.5%           6.5%           8.0%        7.00%         6.75%          8.00%
Expected return on plan assets....      8.0%           8.0%           9.0%         N/A           N/A            N/A
Increase in future compensation...      5.0%           5.0%           5.0%         N/A           N/A            N/A

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1997 and 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, were $0.5 million, $0.8 million, $1.5 million and $4.7 million, respectively.

    Essex also sponsored an unfunded, nonqualified deferred compensation plan which permitted certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $5.4 million and $6.4 million at December 31, 1998 and 1999, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

14. INCOME TAXES

    The Company's provision for income tax expense (benefit) for fiscal 1997, 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, is comprised of the following:

                                                        YEARS ENDED           EIGHT
                                                   ---------------------   MONTHS ENDED    YEAR ENDED
                                                   APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                     1997        1998          1998           1999
                                                   ---------   ---------   ------------   ------------
                                                                     (IN THOUSANDS)
Current:
  Federal........................................   $15,121     $21,586      $11,713         $16,400
  State..........................................     2,128       3,261        1,193           6,040
  Foreign........................................       321       2,484        2,464           1,757
                                                    -------     -------      -------         -------
    Total current................................    17,570      27,331       15,370          24,197
                                                    -------     -------      -------         -------
Deferred:
  Federal........................................        72        (900)         624          16,952
  State..........................................         4        (100)          50          (3,915)
  Foreign........................................     1,343         455         (500)           (501)
                                                    -------     -------      -------         -------
    Total deferred...............................     1,419        (545)         174          12,536
                                                    -------     -------      -------         -------
      Total income tax expense...................   $18,989     $26,786      $15,544         $36,733
                                                    =======     =======      =======         =======

    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal 1997 and 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, because of the effect of the following items:

                                                        YEARS ENDED           EIGHT
                                                   ---------------------   MONTHS ENDED    YEAR ENDED
                                                   APRIL 30,   APRIL 30,   DECEMBER 31    DECEMBER 31,
                                                     1997        1998          1998           1999
                                                   ---------   ---------   ------------   ------------
                                                                     (IN THOUSANDS)
Expected income tax expense at U.S. federal
  statutory tax rate.............................   $16,613     $23,611      $13,197         $30,591
State income tax expense, net of U.S. federal
  income tax benefit.............................     1,386       2,195          930           2,340
Taxes on foreign income at rates which differ
  from the U.S. federal statutory rate...........       343         288           36             725
Distributions on preferred securities of Superior
  Trust I........................................        --          --           --          (3,760)
Nondeductible goodwill amortization..............       382         435          856           6,649
Change in valuation allowance....................        --      (1,100)          --              --
Other, net.......................................       265       1,357          525             188
                                                    -------     -------      -------         -------
Provision for income taxes.......................   $18,989     $26,786      $15,544         $36,733
                                                    =======     =======      =======         =======

    At December 31, 1999, the Company's foreign subsidiaries had $9 million in distributable earnings, exclusive of amounts that if remitted in the future, would result in little or no tax under current laws. The Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED)
of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

    Items that result in deferred tax assets and liabilities at April 30, 1998, and December 31, 1998 and 1999 are as follows:

                                             APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                               1998          1998           1999
                                             ---------   ------------   ------------
                                                         (IN THOUSANDS)
Deferred tax assets:
  Sale leaseback...........................   $1,930        $ 1,930        $ 1,875
  Accruals not currently deductible for
    tax....................................    1,386         16,988         17,801
  Pension and post retirement benefits.....      650          6,536         12,630
  Inventory reserves.......................    3,276             --             --
  Net operating losses.....................       --             --          5,164
  Other....................................    1,532          4,193          5,810
                                              ------        -------        -------
    Total deferred tax assets..............    8,774         29,647         43,280
                                              ------        -------        -------
Deferred tax liabilities:
  Inventory reserves.......................       --          9,420         10,830
  Depreciation and amortization............   10,988         86,703         88,227
  Other....................................    1,261          8,710          6,920
                                              ------        -------        -------
    Total deferred tax liabilities.........   12,249        104,833        105,977
                                              ------        -------        -------
    Net deferred income tax liability......   $3,475        $75,186        $62,697
                                              ======        =======        =======

15. RESTRUCTURING AND UNUSUAL CHARGES

    During the eight months ended December 31, 1998 the Company recorded nonrecurring and unusual charges of $13.5 million, consisting of (i) a $10.0 million investment advisory fee paid to Alpine in connection with the acquisition of Essex, (ii) a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and
(iii) $0.6 million in charges associated with the evaluation of management information systems at Essex. During the year ended December 31, 1999, the Company recorded unusual charges of $8.4 million, which included
(i) $4.4 million in charges associated with the evaluation of management information systems at Essex, (ii) a $1.3 million charge related to restructuring activities at Superior Israel, (iii) $2.2 million in charges primarily associated with the rationalization of certain Essex

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

15. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED) manufacturing facilities and (iv) $0.5 million of start-up costs for the Company's Torreon, Mexico magnet wire facility.

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation cost, $11.9 million of facility consolidation cost, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination by $1.4 million. The net increase to the accrual of $6.2 million has been reflected as an increase in goodwill. As of December 31, 1999, $14.7 million, $4.3 million, $3.0 million and $1.4 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring will result in the severance of approximately 1,100 employees, of which four have yet to be terminated at December 31, 1999. All significant aspects of the plan are expected to be completed by June 2000.

    During 1999, the Company also wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. In addition, the Company adjusted the carrying value of certain fixed assets by $17.3 million to reflect their net realizable value. These adjustments have been reflected as increases to goodwill.

    SUPERIOR ISRAEL

    On December 31, 1998, Superior Israel purchased Cvalim. Included in the allocated purchase price was a $3.5 million provision for the restructuring of Cvalim's manufacturing and corporate functions. The provisions included
$2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. Additionally during the eight months ended
December 31, 1998, Superior Israel recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. All aspects of the restructuring plan have been completed. As of December 31, 1999, approximately $5.1 million has been incurred and paid related to employee termination and severance costs and $0.9 million has been incurred and paid related to other miscellaneous costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions, and approximately 146 positions have been eliminated.

    During 1999, Superior Israel recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. The restructuring actions will result in the elimination of approximately 35 positions, most of which are manufacturing related employees. All aspects of the restructuring plan are expected to be completed during the year 2000.

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

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 1999, the Company had no forward exchange sales contracts, but did have $1.9 million of purchase contracts whose fair value approximated the contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

    COMMODITY PRICE RISK MANAGEMENT

    The cost of copper, the Company's most significant raw material, has been subject to considerable volatility over the past several years. So that the Company may manage the matching of the copper component of customer product pricing with the copper cost component of the inventory shipped, the Company enters into futures contracts as qualifying hedges. At December 31, 1999, the Company had sales contracts for 12.5 million copper pounds, or $10.1 million, with an estimated fair value of $10.8 million. Unrealized gains and losses on the qualified hedges, as appropriate, are included in other assets and are recognized when the related underlying copper is purchased or sold or when a sale is no longer expected to occur.

17. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $0.9 million, $1.4 million, $2.6 million and $13.7 for fiscal 1997 and 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows:

YEAR                                                              AMOUNT
------------------------------------------------------------  --------------
                                                              (IN THOUSANDS)
2000........................................................     $10,468
2001........................................................       7,387
2002........................................................       6,018
2003........................................................       5,181
2004........................................................       4,615
Thereafter..................................................       8,256
                                                                 -------
                                                                 $41,925
                                                                 =======

    Approximately 35% of the Company's total labor force is covered by collective bargaining agreements.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

    In connection with Essex's 1988 acquisition of Essex Group, Inc., United Technologies Corporation ("UTC"), Essex's former parent, has indemnified Essex against all losses resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at February 29, 1988, known to UTC prior to February 29, 1988. The sites covered by the indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. UTC also provided an additional environmental indemnity which deals with liabilities related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which became known prior to February 28, 1993. As to such liabilities, the Company is responsible for the first $4 million incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

    Essex has been named as a defendant in a limited number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in defense of these lawsuits, and the insurers have undertaken and are currently defending and, if it should become necessary, indemnifying Essex against such asbestos lawsuits, subject to the express terms and limits of their respective policies.

    The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 1999, the Company had forward fixed price purchase commitments for 46.4 million copper pounds.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1999, the Company had committed $23.1 million to outside vendors for certain capital projects, primarily for the Company's Torreon, Mexico magnet wire facility.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

18. RELATED PARTY TRANSACTIONS

    The Company and Alpine are parties to a services agreement (the "Services Agreement") whereby Alpine agrees to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement, Superior TeleCom paid Alpine $0.6 million during fiscal 1997, $2.7 million during fiscal 1998, $1.8 million during the eight months ended December 31, 1998, and $2.7 million during the year ended December 31, 1999.

    In addition to amounts paid pursuant to the aforementioned Service Agreement, the Company paid Alpine a $10.0 million investment advisory fee in connection with the Essex Acquisition, which fee has been included in nonrecurring and unusual charges (see Note 15).

    The Company had amounts due to Alpine of $0.4 million, $1.1 million, and $0.6 million, respectively, at April 30, 1998, and December 31, 1998 and 1999, which are included in accrued expenses in the consolidated balance sheets.

    The Company's unaudited results of operations for the eight months ended December 31, 1997, are summarized as follows:

                                                             EIGHT MONTHS ENDED
                                                             DECEMBER 31, 1997
                                                             ------------------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
Net sales..................................................       $347,447
Gross profit...............................................         64,202
Operating income...........................................         48,554
Provision for income taxes.................................         16,878
Net income.................................................         25,959
Net income per basic share of common stock.................       $   1.25
                                                                  ========
Net income per diluted share of common stock...............       $   1.22
                                                                  ========

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED) segment includes (i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire, automotive wire, and related products. The electrical segment includes building and industrial wire and cable.

    The Company evaluates segment performance based on a number of factors with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

                                                       YEARS ENDED        EIGHT MONTHS
                                                  ---------------------      ENDED        YEAR ENDED
                                                  APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                    1997        1998          1998           1999
                                                  ---------   ---------   ------------   ------------
                                                                    (IN THOUSANDS)
Net sales (a):
  Communications................................  $463,840    $516,599     $  384,323     $  750,208
  OEM...........................................        --          --         48,572        653,941
  Electrical....................................        --          --         53,206        623,380
                                                  --------    --------     ----------     ----------
                                                  $463,840    $516,599     $  486,101     $2,027,529
                                                  ========    ========     ==========     ==========
Depreciation and amortization expense:
  Communications................................  $  7,569    $  8,330     $    7,776     $   18,036
  OEM...........................................        --          --            987         10,333
  Electrical....................................        --          --            716          6,534
  Corporate and other...........................     1,726       1,715          2,447         23,910
                                                  --------    --------     ----------     ----------
                                                  $  9,295    $ 10,045     $   11,926     $   58,813
                                                  ========    ========     ==========     ==========
Operating income (loss):
  Communications................................  $ 63,440    $ 80,975     $   68,222     $  131,675
  OEM...........................................        --          --          4,030         86,658
  Electrical....................................        --          --          4,426         32,937
  Corporate and other...........................    (1,037)     (3,915)        (6,016)       (18,210)
  Nonrecurring and unusual charges..............        --          --        (13,511)        (8,431)
  Amortization of goodwill......................    (1,726)     (1,715)        (2,447)       (19,629)
                                                  --------    --------     ----------     ----------
                                                  $ 60,677    $ 75,345     $   54,704     $  205,000
                                                  ========    ========     ==========     ==========
Total assets:
  Communications................................  $193,259    $186,217     $  407,754     $  510,537
  OEM...........................................        --          --        316,676        307,908
  Electrical....................................        --          --        322,622        289,349
  Corporate and other...........................    44,849      46,026        839,504        892,560
                                                  --------    --------     ----------     ----------
                                                  $238,108    $232,243     $1,886,556     $2,000,354
                                                  ========    ========     ==========     ==========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                       YEARS ENDED        EIGHT MONTHS
                                                  ---------------------      ENDED        YEAR ENDED
                                                  APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                    1997        1998          1998           1999
                                                  ---------   ---------   ------------   ------------
                                                                    (IN THOUSANDS)
Capital expenditures:
  Communications................................  $  9,807    $ 18,488     $   19,029     $   25,644
  OEM...........................................        --          --          3,085         24,114
  Electrical....................................        --          --          3,853         10,038
  Corporate and other...........................        --          --          2,047         12,441
                                                  --------    --------     ----------     ----------
                                                  $  9,807    $ 18,488     $   28,014     $   72,237
                                                  ========    ========     ==========     ==========

------------------------

    (a) Five customers accounted for 19%, 17%, 16%, 14% and 14% of net sales in fiscal 1997; five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998; and three customers accounted for 14%, 13%, and 11% of net sales during the eight months ended December 31, 1998. No customer accounted for more than 10% of net sales for the year ended December 31, 1999.

    The following provides information about domestic and foreign operations for fiscal 1997, 1998, the eight months ended December 31, 1998, and the year ended December 31, 1999:

                                                       YEARS ENDED        EIGHT MONTHS
                                                  ---------------------      ENDED        YEAR ENDED
                                                  APRIL 30,   APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                    1997        1998          1998           1999
                                                  ---------   ---------   ------------   ------------
                                                                    (IN THOUSANDS)
Net sales:
  United States.................................  $421,126    $472,019      $408,020      $1,816,506
  Canada........................................    42,714      44,580        30,749          36,990
  Israel........................................        --          --        43,482         128,380
  United Kingdom................................        --          --         3,850          45,653
                                                  --------    --------      --------      ----------
                                                  $463,840    $516,599      $486,101      $2,027,529
                                                  ========    ========      ========      ==========
Long--lived assets:
  United States.................................              $ 72,348      $428,245      $  397,595
  Canada........................................                10,773        11,894          13,431
  Israel........................................                    --        64,184          74,093
  United Kingdom................................                    --         9,110          14,093
  Mexico........................................                    --            --          14,702
                                                              --------      --------      ----------
                                                              $ 83,121      $513,433      $  513,914
                                                              ========      ========      ==========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Net income per share of common stock is provided for each of the quarters in the fiscal year ended April 30, 1998, for the fiscal quarters ended July 31, 1998, and October 31, 1998, for the two months ended December 31,1998, and for each of the quarters in the year ended December 31, 1999.

                                                                                 FISCAL 1998
                                                         -----------------------------------------------------------
                                                                         QUARTER ENDED
                                                         ---------------------------------------------   YEAR ENDED
                                                         JULY 31    OCTOBER 31   JANUARY 31   APRIL 30    APRIL 30
                                                         --------   ----------   ----------   --------   -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................  $131,233    $139,212     $113,661    $132,493    $516,599
Gross profit...........................................    24,342      25,342       21,680      27,877      99,241
Operating income.......................................    18,541      19,429       15,684      21,691      75,345
Net income.............................................  $  9,728    $ 10,502     $  8,440    $ 12,005    $ 40,675
                                                         ========    ========     ========    ========    ========
Net income per basic share of Common stock.............  $   0.47    $   0.50     $    .41    $   0.57    $   1.95
                                                         ========    ========     ========    ========    ========
Net income per diluted share of common stock...........  $   0.46    $   0.50     $    .39    $   0.56    $   1.91
                                                         ========    ========     ========    ========    ========

                                                                                      1998
                                                              ----------------------------------------------------
                                                              FISCAL QUARTER ENDED     TWO MONTHS    EIGHT MONTHS
                                                              ---------------------      ENDED           ENDED
                                                              JULY 31    OCTOBER 31   DECEMBER 31     DECEMBER 31
                                                              --------   ----------   ------------   -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................  $156,874    $146,097      $183,130       $486,101
Gross profit................................................    34,296      33,472        35,227        102,995
Nonrecurring and unusual charges............................        --          --        13,511         13,511
Operating income............................................    25,393      25,123         4,188         54,704
Net income (loss)...........................................  $ 13,159    $ 13,742      $ (5,888)      $ 21,013
                                                              ========    ========      ========       ========
Net income (loss) per basic share of common stock...........  $   0.63    $   0.66      $  (0.28)      $   1.01
                                                              ========    ========      ========       ========
Net income (loss) per diluted share of common stock.........  $   0.61    $   0.64      $  (0.27)      $   0.98
                                                              ========    ========      ========       ========

                                                                                 1999
                                                   -----------------------------------------------------------------
                                                                     QUARTER ENDED
                                                   --------------------------------------------------    YEAR ENDED
                                                   MARCH 31    JUNE 31    SEPTEMBER 30   DECEMBER 31    DECEMBER 31
                                                   ---------   --------   ------------   ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................  $506,836    $514,691     $522,450       $483,552      $2,027,529
Gross profit.....................................   100,190     101,280       96,418         86,005         383,893
Nonrecurring and unusual charges.................     2,522       2,030           --          3,879           8,431
Operating income.................................    51,719      57,596       55,184         40,501         205,000
Net income.......................................    10,459      12,920       10,957          2,832          37,168
Net income per basic share of common stock.......  $   0.51    $   0.64     $   0.54       $   0.14      $     1.83
                                                   ========    ========     ========       ========      ==========
Net income per diluted share of common
  stock(a).......................................  $   0.49    $   0.61     $   0.52       $   0.14      $     1.78
                                                   ========    ========     ========       ========      ==========

------------------------------

    (a) Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income for the four quarters may not equal the net income per share for the twelve--month period.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Superior TeleCom Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Superior TeleCom Inc. and subsidiaries included in this annual report on Form 10-K and have issued our report thereon dated March 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
Schedule II listed in the index to financial statements is the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, GA
March 3, 2000

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    EIGHT MONTHS ENDED DECEMBER 31, 1998 AND

                        THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                    ----------------------
                                       BALANCE AT   CHARGED TO    CHARGED
                                       BEGINNING    COSTS AND    TO OTHER                     BALANCE AT
DESCRIPTION                            OF PERIOD     EXPENSES    ACCOUNTS    DEDUCTIONS(A)   END OF PERIOD
-----------                            ----------   ----------   ---------   -------------   -------------
1998:
Allowance for restructuring
  activities.........................    $   --       $2,881     $33,088(b)     $    --         $35,969

1999:
Allowance for restructuring
  activities.........................    35,969        1,321       6,231(b)     (29,195)         14,326

------------------------

    (a) Payments for restructuring liabilities

    (b) Accrued as a component of acquisition purchase price