Form 10-Q
period 2000-03-31
SUPERIOR TELECOM INC
filed 2000-05-15
CIK 1019285

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  212-757-3333
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                CLASS                       OUTSTANDING AT MAY 5, 2000
-------------------------------------  -------------------------------------
    Common Stock, $.01 Par Value                    20,217,087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   14,305    $    7,257
  Accounts receivable (less allowance for doubtful accounts
    of $3,193 and $3,006 at December 31, 1999 and March 31,
    2000, respectively).....................................      261,263       271,377
  Inventories...............................................      313,571       320,942
  Other current assets......................................       38,325        34,824
                                                               ----------    ----------
    Total current assets....................................      627,464       634,400
Property, plant and equipment, net..........................      513,914       526,632
Long-term investments and other assets......................       65,586        75,688
Goodwill (less accumulated amortization of $28,616 and
  $33,811 at December 31, 1999 and March 31, 2000,
  respectively).............................................      793,390       788,129
                                                               ----------    ----------
      Total assets..........................................   $2,000,354    $2,024,849
                                                               ==========    ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................   $  140,369    $  128,597
  Current portion of long-term debt.........................       85,831        82,248
  Accounts payable..........................................      147,290       155,967
  Accrued expenses..........................................       92,425        86,120
                                                               ----------    ----------
    Total current liabilities...............................      465,915       452,932
Long-term debt, less current portion........................    1,170,143     1,201,276
Minority interest in subsidiaries...........................       13,205        12,796
Other long-term liabilities.................................      104,124       109,712
                                                               ----------    ----------
    Total liabilities.......................................    1,753,387     1,776,716
                                                               ----------    ----------
Company-obligated Mandatorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures of the Company (net of discount)...      133,959       134,193
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 35,000,000 shares
    authorized; 20,980,101 and 21,014,726 shares issued at
    December 31, 1999 and March 31, 2000, respectively......          210           210
  Capital in excess of par value............................       38,560        38,957
  Accumulated other comprehensive deficit...................       (5,447)       (5,293)
  Retained earnings.........................................       98,828        99,209
                                                               ----------    ----------
                                                                  132,151       133,083
  Shares of common stock in treasury, at cost; 828,300
    shares at December 31, 1999 and March 31, 2000..........      (19,143)      (19,143)
                                                               ----------    ----------
    Total stockholders' equity..............................      113,008       113,940
                                                               ----------    ----------
      Total liabilities and stockholders' equity............   $2,000,354    $2,024,849
                                                               ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Net sales...................................................  $506,836   $495,892
Cost of goods sold..........................................   406,646    410,270
                                                              --------   --------
  Gross profit..............................................   100,190     85,622
Selling, general and administrative expenses................    41,712     38,023
Amortization of goodwill....................................     4,237      5,206
Nonrecurring and unusual charges............................     2,522      5,856
                                                              --------   --------
  Operating income..........................................    51,719     36,537
Interest expense............................................   (29,871)   (31,198)
Other income, net...........................................     1,035        970
                                                              --------   --------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I and minority interest....    22,883      6,309
Provision for income taxes..................................   (10,412)    (2,985)
                                                              --------   --------
  Income before distributions on preferred securities of
    Superior Trust I and minority interest..................    12,471      3,324
Distributions on preferred securities of Superior Trust I...        --     (3,762)
                                                              --------   --------
  Income (loss) before minority interest....................    12,471       (438)
Minority interest in (earnings) losses of subsidiaries......    (2,012)       819
                                                              --------   --------
    Net income..............................................  $ 10,459   $    381
                                                              ========   ========

Net income per share of common stock:
  Basic.....................................................  $   0.51   $   0.02
                                                              ========   ========
  Diluted...................................................  $   0.49   $   0.02
                                                              ========   ========
Weighted average shares outstanding:
  Basic.....................................................    20,688     20,182
                                                              ========   ========
  Diluted...................................................    21,202     20,357
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                               COMMON STOCK        CAPITAL IN       OTHER
                                           COMPREHENSIVE   ---------------------     EXCESS     COMPREHENSIVE   RETAINED
                                              INCOME         SHARES      AMOUNT      OF PAR        DEFICIT      EARNINGS
                                           -------------   ----------   --------   ----------   -------------   --------
Balance at December 31, 1999.............                  20,980,101     $210       $38,560       $(5,447)     $98,828
Employee stock purchase plan.............                      34,625                    397
Comprehensive income:
  Net income.............................       $381                                                                381
  Foreign currency translation
    adjustment...........................        154                                                   154
                                                ----
Total comprehensive income...............       $535
                                                ====       ----------     ----       -------       -------      -------
Balance at March 31, 2000................                  21,014,726     $210       $38,957       $(5,293)     $99,209
                                                           ==========     ====       =======       =======      =======


                                             TREASURY STOCK
                                           -------------------
                                            SHARES     AMOUNT     TOTAL
                                           --------   --------   --------
Balance at December 31, 1999.............  (828,300)  $(19,143)  $113,008
Employee stock purchase plan.............                             397
Comprehensive income:
  Net income.............................                             381
  Foreign currency translation
    adjustment...........................                             154

Total comprehensive income...............
                                           --------   --------   --------
Balance at March 31, 2000................  (828,300)  $(19,143)  $113,940
                                           ========   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999           2000
                                                              --------       --------
Cash flows from operating activities:
  Net income................................................  $ 10,459       $    381
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    13,328         15,287
    Amortization of deferred financing costs................     1,214          1,221
    (Benefit) provision for deferred taxes..................      (363)         2,331
    Minority interest in earnings (losses) of subsidiary....     2,012           (819)
    Change in assets and liabilities:
      Accounts receivable...................................   (46,842)        (8,812)
      Inventories...........................................       860         (6,394)
      Other current and non-current assets..................    17,909          1,199
      Accounts payable and accrued expenses.................    19,201          5,277
      Other, net............................................        62            (86)
                                                              --------       --------
Cash flows provided by operating activities.................    17,840          9,585
                                                              --------       --------
Cash flows from investing activities:
  Capital expenditures......................................   (12,195)       (20,542)
  Customer loans............................................        --        (11,758)
  Other.....................................................        67             63
                                                              --------       --------
Cash flows used for investing activities....................   (12,128)       (32,237)
                                                              --------       --------
Cash flows from financing activities:
  Repayments of short-term borrowings, net..................    (9,525)       (11,772)
  Borrowings under revolving credit facilities, net.........    11,720         39,914
  Long-term borrowings......................................        --         11,758
  Repayments of long-term borrowings........................   (14,098)       (24,756)
  Dividends on common stock.................................    (1,255)            --
  Purchase of treasury stock................................      (931)            --
  Other, net................................................       (47)           460
                                                              --------       --------
Cash flows (used for) provided by financing activities......   (14,136)        15,604
                                                              --------       --------
Net decrease in cash and cash equivalents...................    (8,424)        (7,048)
Cash and cash equivalents at beginning of period............    16,110         14,305
                                                              --------       --------
Cash and cash equivalents at end of period..................  $  7,686       $  7,257
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999           2000
                                                              --------       --------
Supplemental disclosures:
  Cash paid for interest....................................  $ 29,444       $ 30,196
                                                              ========       ========
  Cash paid for income taxes, net of refunds................  $  2,347       $  1,328
                                                              ========       ========
Acquisition of Essex minority interest:
  Net assets acquired including goodwill....................  $ 83,044
  Minority interest in subsidiary...........................    50,246
                                                              --------
Issuance of Company-obligated Mandatorily Redeemable Trust
  Convertible Preferred Securities of Superior Trust I
  holding solely convertible debentures of the Company (net
  of discount of $33.3 million).............................  $133,290
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries (collectively, unless the context otherwise requires, "Superior TeleCom" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000 which was issued on February 11, 2000. All references to common shares (except shares authorized) and to per share information in the condensed consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

2. INVENTORIES

    At December 31, 1999 and March 31, 2000, the components of inventories were as follows:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         2000
                                                        ------------   ---------
                                                             (IN THOUSANDS)
Raw materials.........................................    $ 50,618     $ 52,106
Work in process.......................................      42,150       46,564
Finished goods........................................     233,142      232,680
                                                          --------     --------
                                                           325,910      331,350
LIFO reserve..........................................     (12,339)     (10,408)
                                                          --------     --------
                                                          $313,571     $320,942
                                                          ========     ========

    Inventories valued using the LIFO method amounted to $167.3 million and $176.1 million at December 31, 1999 and March 31, 2000, respectively.

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended March 31, 1999 and 2000 were as follows:

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Net income..................................................  $10,459      $381
Foreign currency translation adjustment.....................      979       154
                                                              -------      ----
Comprehensive income........................................  $11,438      $535
                                                              =======      ====

4. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common stock of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million (the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
"Essex Acquisition"). On March 31, 1999, the Company acquired the remaining outstanding common stock of Essex through the issuance of approximately
$167 million (face amount) of 8 1/2% Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company. The sole assets of Superior Trust I are the $171.8 million (principal amount) of convertible debentures of the Company, which bear interest at an annual rate of 8 1/2%. The convertible debentures mature on March 30, 2014.

    The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon assessments of the fair values of assets and liabilities at the dates of acquisition, which included accruals for planned consolidations, overhead rationalization and loss contingencies. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for the three months ended March 31, 1999, which give effect to the March 31, 1999 acquisition of the remaining 19% of the outstanding common stock of Essex as if it had occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transaction had taken place at the beginning of the period presented or of the future results of operations.

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1999
                                                            ----------------------
                                                                (IN THOUSANDS,
                                                            EXCEPT FOR SHARE DATA)
Net sales.................................................         $506,836
Income before income taxes and minority interest..........           18,337
Net income applicable to common stock.....................         $  9,140
                                                                   ========
Net income per diluted share of common stock..............         $   0.44
                                                                   ========

5. RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

5. RESTRUCTURING ACCRUAL (CONTINUED)
the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of March 31, 2000, $16.4 million, $5.9 million, $3.0 million and $1.8 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are expected to be completed by June 2000.

    SUPERIOR ISRAEL

    During 1999, the Company's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. As of March 31, 2000, approximately $0.8 million has been incurred and paid. The restructuring actions will result in the elimination of approximately 35 positions, most of which are manufacturing related employees. All aspects of the restructuring plan are expected to be completed during the year 2000.

6. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 2000 is as follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------------------------------------
                                                           1999                             2000
                                              ------------------------------   ------------------------------
                                                                      PER                              PER
                                                NET                  SHARE       NET                  SHARE
                                               INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                              --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share.............  $10,459     20,688     $0.51       $381      20,182     $0.02
                                              =======                =====       ====                 =====
Dilutive impact of stock options............                 514                              175
                                                          ------                           ------
Diluted earnings per common share...........  $10,459     21,202     $0.49       $381      20,357     $0.02
                                              =======     ======     =====       ====      ======     =====

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation as the impact would be anti-dilutive for the three months ended March 31, 2000.

    As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At March 31, 2000, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

7. NONRECURRING AND UNUSUAL CHARGES

    The Company incurred nonrecurring and unusual charges of $5.9 million and $2.5 million for the quarters ended March 31, 2000 and 1999, respectively. The nonrecurring and unusual charges in the current quarter related principally to the planned close down of plants and consolidation of production capacity in the Company's building wire (Electrical) operations. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation. Nonrecurring and unusual charges in the prior year March quarter related principally to corporate and other restructuring activities associated with the acquisition of Essex.

8. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire, automotive wire, and related products. The electrical segment includes building and industrial wire and cable.

    The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and therefore, have been eliminated below.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

8. BUSINESS SEGMENTS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Net sales:
  Communications............................................  $ 194,063    $  198,407
  OEM.......................................................    164,661       171,802
  Electrical................................................    148,112       125,683
                                                              ----------   ----------
                                                              $ 506,836    $  495,892
                                                              ==========   ==========
Operating income (loss):
  Communications............................................  $  34,179    $   28,417
  OEM.......................................................     20,636        22,800
  Electrical................................................      9,711         1,018
  Corporate and other.......................................     (6,048)       (4,636)
  Unusual charges...........................................     (2,522)       (5,856)
  Amortization of goodwill..................................     (4,237)       (5,206)
                                                              ----------   ----------
                                                              $  51,719    $   36,537
                                                              ==========   ==========

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999          2000
                                                              ------------   ----------
Total assets:
  Communications............................................   $  510,537    $  517,654
  OEM.......................................................      307,908       298,684
  Electrical................................................      289,349       302,434
  Corporate and other (including goodwill)..................      892,560       906,077
                                                               ----------    ----------
                                                               $2,000,354    $2,024,849
                                                               ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments:
(i) communications; (ii) original equipment manufacturer ("OEM"); and
(iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

    Industry segment financial data (including sales and operating income by industry segment) for the three month periods ended March 31, 2000 and 1999 is included in Note 8 to the accompanying condensed consolidated financial statements.

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

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1999

    Sales for the quarter ended March 31, 2000 were $495.9 million, a decline of 2.2% as compared to sales of $506.8 million for the quarter ended March 31, 1999. Adjusted for a constant cost of copper, the comparative sales decline in the March 2000 quarter was approximately 8.5%, due principally to lower sales in the Company's Electrical Group.

    Sales for the Communications Group in the March 31, 2000 quarter were $198.4 million, or an increase of 2.2% over sales for the corresponding quarter of the prior year. Adjusted to a constant cost of copper, Communications Group sales were flat with the prior year March quarter. Within the Communications Group product lines, sales in the March 2000 quarter of broadband products (which include fiber optic, copper premise, and composite cables) increased by more than $10 million or 54% on a comparative basis. Sales growth in this product line is attributable to strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and focused marketing and sales initiatives. In April 2000, the Company completed a further capacity expansion for its broadband products (principally fiber optic cable) and anticipates, subject to the availability of optical fiber from its principal suppliers, continued comparative growth in this segment. Offsetting the higher sales of broadband products was a comparative reduction in sales in the March 2000 quarter of outside plant (OSP) cables to the major telephone companies. This comparative reduction in sales was the result of unusually strong seasonally adjusted sales of OSP cables in the prior year March quarter, prior to an industry-wide downturn in the second half of 1999. During the current year March quarter, the Company actually experienced a strengthening of OSP sales, with such sales increasing approximately 23.4% as compared to the immediately preceding quarter ended December 31, 1999.

    Sales for the OEM Group were $171.8 million for the quarter ended March 31, 2000, an increase of 4.3% as compared to the March 31, 1999 quarter. Sales of magnet wire, the OEM Group's principal product line, increased 4.4% on a copper adjusted basis as compared to the corresponding quarter of the prior year reflecting continuing growing demand from the Company's major OEM customers. Growth in magnet wire sales was partially offset by lower sales of automotive products, reflecting a 1999 rationalization of unprofitable products and customer accounts.

    Sales for the Electrical Group were $125.7 million for the March 31, 2000 quarter, representing a decline of 15.1% (24.8% on a copper-adjusted basis) as compared to sales of $148.1 million for the quarter ended March 31, 1999. During the current quarter, the Company intentionally reduced its order and shipment volumes to support pricing levels that were severely depressed for substantially all of 1999 and in the early portion of 2000. While pricing and shipment volume levels did improve in the latter stages of the quarter, sales volume, on a copper pounds shipped basis, was down 22.2% as compared to the prior year March quarter.

    Gross profit for the current quarter was $85.6 million, a decline of 14.5% as compared to gross profit of $100.2 million for the quarter ended March 31, 1999. The gross margin percentage in the current quarter was 17.3%, a decline on a copper-adjusted basis of 130 basis points as compared to the prior year March quarter. The decline in gross profit and gross margin percentage was principally attributable to the Electrical Group, where lower sales and higher per unit production costs negatively impacted the gross profit. Per unit production costs were adversely affected by lower production levels for the current quarter and the resulting negative impact of fixed cost absorption on per unit costs. To a lesser degree, the comparative gross profit and gross margin percentage was impacted by a decline in the Communications Group, which included lower margins from export sales at Superior Israel (due to strengthening local currency relative to the Euro and other major currencies) and certain other product mix factors impacting comparative profitability in the remainder of the Communications Group.

    Selling, general and administrative expense ("SG&A expense") for the March 31, 2000 quarter was $38.0 million, a decline of 8.8% as compared to SG&A expense of $41.7 million for the March 31, 1999 quarter. The comparative decline in SG&A expense was the result of corporate restructurings and overhead expense reductions initiated principally in the second quarter of 1999 and associated with the acquisition of Essex International Inc. ("Essex").

    The Company incurred nonrecurring and unusual charges of $5.9 million and $2.5 million for the quarters ended March 31, 2000 and 1999, respectively. The nonrecurring and unusual charges in the current quarter related principally to the previously announced close down of plants, consolidation of production capacity and related costs in the Company's building wire (Electrical) operations. Nonrecurring and unusual charges in the prior year March quarter related principally to corporate and other restructuring activities associated with the acquisition of Essex.

    Operating income for the March 31, 2000 quarter was $36.5 million. Before nonrecurring charges and goodwill amortization, operating income was $47.6 million, a decline of $10.9 million or 18.6% as compared to the March 31, 1999 quarter. The decline in operating income was principally attributable to lower gross profit in the Company's Electrical Group and, to a lesser degree, its Communication Group, partially offset by a 10.5% expansion in operating income in the Company's OEM segment as well as lower corporate expenses.

    Interest expense for the quarter ended March 31, 2000 was $31.2 million, an increase of $1.3 million as compared to the prior year March quarter, with such increase being attributable to higher short-term (LIBOR) rates in the current quarter.

    For the quarter ended March 31, 2000, the Company incurred a charge of $3.8 million for distributions (dividends) on preferred securities of Superior Trust I. These preferred securities were issued in connection with the acquisition of the remaining 19% common equity ownership of Essex which was completed on March 31, 1999. Accordingly, there were no such distributions during the quarter ended March 31, 1999.

    For the quarter ended March 31, 2000, the Company recorded a credit of $0.8 million related to the common equity minority interest component (49%) of losses incurred by Superior Israel. In the March 31, 1999 quarter a minority interest charge of $2.0 million was recorded reflecting principally the common equity minority interest component (19%) of Essex net income for the March 31, 1999 quarter.

    Net income before nonrecurring and unusual charges for the quarter ended March 31, 2000 was $4.0 million or $0.20 per diluted share as compared to $0.55 per diluted share for the quarter ended March 31, 1999. The current period decline in per share earnings was principally attributable to lower operating income in the Company's Electrical Group and, to a lesser degree, the net impact in the current quarter of charges for dividends paid on the Superior Trust I preferred securities. Net income per diluted share (after nonrecurring and unusual charges) for the March 31, 2000 quarter was $0.02 as compared to $0.49 in the prior year March quarter.

LIQUIDITY AND CAPITAL RESOURCES

    For the quarter ended March 31, 2000, the Company generated $9.6 million in cash flows from operating activities consisting of $18.4 million in cash flows generated from operations (net income plus non-cash charges) reduced by $8.8 million in cash flows used for increases in net working capital. Cash used for investing activities amounted to $32.2 million and consisted principally of capital expenditures and pre-arranged long-term loans of Superior Israel, the Company's 51% owned Israeli subsidiary, ("Superior Israel Customer Loans") made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $15.6 million. The major components were a net increase in borrowings of Superior Israel of $16.0 million (including $11.8 million related to Superior Israel Customer Loans) and other debt reductions of $0.9 million.

    The Company finances its operating activities and other capital requirements (principally capital expenditures) from operating cash flow and funding availability under Superior TeleCom's $1.15 billion credit agreement (the "Credit Agreement") and Superior Israel's $93.0 million credit facility (the "Israel Credit Agreement"). Total undrawn funding availability under the Credit Agreement and the Israel Credit Agreement amounted to $131.6 million and $4.8 million, respectively, at March 31, 2000.

    In addition to financing provided by the Company's credit facilities, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing (subject to the level of contractually defined eligible receivables) through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods, subject to agreement. At March 31, 2000, $128.6 million was outstanding under this program.

    The Company's principal debt service commitments for the next 12 months amount to $82.2 million and capital expenditures are expected to approximate $65.0-$75.0 million. Management anticipates that the Company will generate in excess of $100 million in cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. The Company believes that operating cash flows plus excess funds available under the Company's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

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

    The Company incurred approximately $6.0 million of costs related to the Year 2000 project. The costs associated with code modification and testing (approximately $5.0 million) were expensed as incurred. The personal computer and purchased software upgrades (approximately $1.0 million) were incurred in the ordinary course of business and capitalized.

    The Company does not anticipate any future disruptions in its business related to the Year 2000 problem.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 1999.

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, AND CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN EXCHANGE RATES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

                                                       SUPERIOR TELECOM INC.

Date: May 15, 2000                                     By:            /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                                        David S. Aldridge
                                                              CHIEF FINANCIAL OFFICER AND TREASURER
                                                              (duly authorized officer and principal
                                                                financial and accounting officer)