Form 10-Q
period 2000-06-30
SUPERIOR TELECOM INC
filed 2000-08-14
CIK 1019285

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  212-757-3333
               Registrant's telephone number, including area code

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           Class              Outstanding at August 4, 2000
----------------------------  -----------------------------
Common Stock, $.01 Par Value           20,254,315

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    7,989     $   14,305
  Accounts receivable (less allowance for doubtful accounts
    of $3,000 and $3,193 at June 30, 2000 and December 31,
    1999, respectively).....................................     310,184        261,263
  Inventories...............................................     270,048        313,571
  Other current assets......................................      37,888         38,325
                                                              ----------     ----------
    Total current assets....................................     626,109        627,464
Property, plant and equipment, net..........................     529,996        513,914
Long-term investments and other assets......................      72,883         65,586
Goodwill (less accumulated amortization of $38,880 and
  $28,616 at June 30, 2000 and December 31, 1999,
  respectively).............................................     782,728        793,390
                                                              ----------     ----------
    Total assets............................................  $2,011,716     $2,000,354
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  160,000     $  140,369
  Current portion of long-term debt.........................      87,076         85,831
  Accounts payable..........................................     156,559        147,290
  Accrued expenses..........................................      86,200         92,425
                                                              ----------     ----------
    Total current liabilities...............................     489,835        465,915
Long-term debt, less current portion........................   1,148,201      1,170,143
Minority interest in subsidiary.............................      10,674         13,205
Other long-term liabilities.................................     108,404        104,124
                                                              ----------     ----------
    Total liabilities.......................................   1,757,114      1,753,387
                                                              ----------     ----------
Company-obligated Mandatorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures of the Company (net of discount)...     134,436        133,959
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 35,000,000 shares
    authorized; 21,045,387 and 20,980,101 shares issued at
    June 30, 2000 and December 31, 1999, respectively.......         214            210
  Capital in excess of par value............................      39,622         38,765
  Accumulated other comprehensive deficit...................      (7,987)        (5,447)
  Retained earnings.........................................     107,460         98,623
                                                              ----------     ----------
                                                                 139,309        132,151
  Shares of common stock in treasury, at cost; 828,300
    shares at June 30, 2000 and December 31, 1999...........     (19,143)       (19,143)
                                                              ----------     ----------
    Total stockholders' equity..............................     120,166        113,008
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $2,011,716     $2,000,354
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $547,217   $514,691
Cost of goods sold..........................................   448,522    413,411
                                                              --------   --------
  Gross profit..............................................    98,695    101,280
Selling, general and administrative expenses................    39,002     36,577
Amortization of goodwill....................................     5,222      5,077
Nonrecurring and unusual charges............................     2,956      2,030
                                                              --------   --------
  Operating income..........................................    51,515     57,596
Interest expense............................................   (32,511)   (28,789)
Other income (expense), net.................................    (1,334)     1,999
                                                              --------   --------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I, minority interest and
    extraordinary (loss)....................................    17,670     30,806
Provision for income taxes..................................    (7,351)   (12,269)
                                                              --------   --------
  Income before distributions on preferred securities of
    Superior Trust I, minority interest and extraordinary
    (loss)..................................................    10,319     18,537
Distributions on preferred securities of Superior Trust I...    (3,797)    (3,756)
                                                              --------   --------
  Income before minority interest and extraordinary
    (loss)..................................................     6,522     14,781
Minority interest in (earnings) losses of subsidiaries......     1,934       (244)
                                                              --------   --------
  Income before extraordinary (loss)........................     8,456     14,537
Extraordinary (loss) on early extinguishment of debt, net...        --     (1,617)
                                                              --------   --------
    Net income..............................................  $  8,456   $ 12,920
                                                              ========   ========
  Net income per share of common stock:
    Basic:
      Income before extraordinary (loss)....................     $0.42      $0.72
      Extraordinary (loss) on early extinguishment of debt,
        net.................................................        --      (0.08)
                                                              --------   --------
        Net income per basic share of common stock..........     $0.42      $0.64
                                                              ========   ========
    Diluted:
      Income before extraordinary (loss)....................     $0.42      $0.68
      Extraordinary (loss) on early extinguishment of debt,
        net.................................................        --      (0.07)
                                                              --------   --------
        Net income per diluted share of common stock........     $0.42      $0.61
                                                              ========   ========
  Weighted average shares outstanding:
    Basic...................................................    20,213     20,326
                                                              ========   ========
    Diluted.................................................    20,316     24,951
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $1,043,109   $1,021,527
Cost of goods sold..........................................     858,792      820,057
                                                              ----------   ----------
  Gross profit..............................................     184,317      201,470
Selling, general and administrative expenses................      77,025       78,289
Amortization of goodwill....................................      10,428        9,314
Nonrecurring and unusual charges............................       8,812        4,552
                                                              ----------   ----------
  Operating income..........................................      88,052      109,315
Interest expense............................................     (63,709)     (58,669)
Other income (expense), net.................................        (364)       3,043
                                                              ----------   ----------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I, minority interest and
    extraordinary (loss)....................................      23,979       53,689
Provision for income taxes..................................     (10,336)     (22,681)
                                                              ----------   ----------
  Income before distributions on preferred securities of
    Superior Trust I, minority interest and extraordinary
    (loss)..................................................      13,643       31,008
Distributions on preferred securities of Superior Trust I...      (7,559)      (3,756)
                                                              ----------   ----------
  Income before minority interest and extraordinary
    (loss)..................................................       6,084       27,252
Minority interest in (earnings) losses of subsidiaries......       2,753       (2,256)
                                                              ----------   ----------
  Income before extraordinary (loss)........................       8,837       24,996
Extraordinary (loss) on early extinguishment of debt, net...          --       (1,617)
                                                              ----------   ----------
    Net income..............................................  $    8,837   $   23,379
                                                              ==========   ==========
  Net income per share of common stock:
    Basic:
      Income before extraordinary (loss)....................       $0.44        $1.22
      Extraordinary (loss) on early extinguishment of debt,
        net.................................................          --        (0.08)
                                                              ----------   ----------
        Net income per basic share of common stock..........       $0.44        $1.14
                                                              ==========   ==========
    Diluted:
      Income before extraordinary (loss)....................       $0.43        $1.18
      Extraordinary (loss) on early extinguishment of debt,
        net.................................................          --        (0.08)
                                                              ----------   ----------
        Net income per diluted share of common stock........       $0.43        $1.10
                                                              ==========   ==========
  Weighted average shares outstanding:
    Basic...................................................      20,198       20,507
                                                              ==========   ==========
    Diluted.................................................      20,337       21,161
                                                              ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                            ACCUMULATED
                                                          COMMON STOCK        CAPITAL IN       OTHER
                                      COMPREHENSIVE   ---------------------     EXCESS     COMPREHENSIVE   RETAINED
                                         INCOME         SHARES      AMOUNT      OF PAR        DEFICIT      EARNINGS
                                      -------------   ----------   --------   ----------   -------------   --------
Balance at December 31, 1999.......                   20,980,101     $210       $38,765       $(5,447)     $ 98,623
Employee stock purchase plan.......                       65,286        4           729
Compensation expense related to
  options and grants...............                                                 128
Comprehensive income:
  Net income.......................      $ 8,837                                                              8,837
  Foreign currency translation
    adjustment.....................       (2,540)                                              (2,540)
                                         -------
Total comprehensive income.........      $ 6,297
                                         =======      ----------     ----       -------       -------      --------
Balance at June 30, 2000...........                   21,045,387     $214       $39,622       $(7,987)     $107,460
                                                      ==========     ====       =======       =======      ========


                                       TREASURY STOCK
                                     -------------------
                                      SHARES     AMOUNT     TOTAL
                                     --------   --------   --------
Balance at December 31, 1999.......  (828,300)  $(19,143)  $113,008
Employee stock purchase plan.......                             733
Compensation expense related to
  options and grants...............                             128
Comprehensive income:
  Net income.......................                           8,837
  Foreign currency translation
    adjustment.....................                          (2,540)

Total comprehensive income.........
                                     --------   --------   --------
Balance at June 30, 2000...........  (828,300)  $(19,143)  $120,166
                                     ========   ========   ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  8,837    $  24,996
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    30,652       27,870
    Amortization of deferred financing costs................     2,583        2,667
    (Benefit) provision for deferred taxes..................     3,346         (668)
    Minority interest in earnings (losses) of subsidiary....    (2,753)       2,256
    Change in assets and liabilities:
      Accounts receivable...................................   (48,704)     (60,366)
      Inventories...........................................    43,730       15,062
      Other current and non-current assets..................     1,187       10,349
      Accounts payable and accrued expenses.................     2,580       16,596
      Other, net............................................     1,212        1,949
                                                              --------    ---------
Cash flows provided by operating activities.................    42,670       40,711
                                                              --------    ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired........................        --         (908)
  Capital expenditures......................................   (44,156)     (28,043)
  Customer loans............................................   (11,758)     (14,377)
  Net proceeds from the sale of assets......................     5,722          503
  Other.....................................................     1,573           (2)
                                                              --------    ---------
Cash flows used for investing activities....................   (48,619)     (42,827)
                                                              --------    ---------

Cash flows from financing activities:
  Short-term borrowings, net................................    19,631       36,910
  Borrowings under revolving credit facilities, net.........      (115)      (1,728)
  Long-term borrowings......................................    30,828      213,053
  Debt issuance costs.......................................        --       (6,294)
  Repayments of long-term borrowings........................   (51,415)    (235,808)
  Dividends on common stock.................................        --       (2,511)
  Purchase of treasury stock................................        --      (10,932)
  Other, net................................................       704        1,088
                                                              --------    ---------
Cash flows used for financing activities....................      (367)      (6,222)
                                                              --------    ---------
Net decrease in cash and cash equivalents...................    (6,316)      (8,338)
Cash and cash equivalents at beginning of period............    14,305       16,110
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $  7,989    $   7,772
                                                              ========    =========
Supplemental disclosures:
  Cash paid for interest....................................  $ 55,780    $  59,664
                                                              ========    =========
  Cash paid for income taxes, net of refunds................  $  6,715    $   7,526
                                                              ========    =========

Acquisition of Essex minority interest:
  Net assets acquired including goodwill....................              $  83,044
  Minority interest in subsidiary...........................                 50,246
                                                                          ---------
  Issuance of Company-obligated Mandatorily Redeemable Trust
    Convertible Preferred Securities of Superior Trust I
    holding solely convertible debentures of the Company
    (net of discount of $33,323)............................              $ 133,290
                                                                          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

2. INVENTORIES

    At June 30, 2000 and December 31, 1999, the components of inventories were as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
                                                            (IN THOUSANDS)
Raw materials.........................................  $ 47,562     $ 50,618
Work in process.......................................    48,038       42,150
Finished goods........................................   189,523      233,142
                                                        --------     --------
                                                         285,123      325,910
LIFO reserve..........................................   (15,075)     (12,339)
                                                        --------     --------
                                                        $270,048     $313,571
                                                        ========     ========

    Inventories valued using the LIFO method amounted to $137.0 million and $167.3 million at June 30, 2000 and December 31, 1999, respectively.

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three and six months ended June 30, 2000 and 1999 were as follows:

                                               THREE MONTHS           SIX MONTHS
                                              ENDED JUNE 30,        ENDED JUNE 30,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
                                                         (IN THOUSANDS)
Net income................................   $8,456    $12,920     $8,837    $23,379
Foreign currency translation adjustment...   (2,694)       444     (2,540)     1,423
Additional minimum pension liability......       --     (1,340)        --     (1,340)
                                             ------    -------     ------    -------
Comprehensive income......................   $5,762    $12,024     $6,297    $23,462
                                             ======    =======     ======    =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

4. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common stock of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million. On March 31, 1999, the Company acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company. The sole assets of Superior Trust I are the $171.8 million (principal amount) of convertible debentures of the Company, which bear interest at an annual rate of 8 1/2%. The convertible debentures mature on March 30, 2014.

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

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the six months ended June 30, 1999, which give effect to the March 31, 1999 acquisition of the remaining 19% of the outstanding common stock of Essex as if it had occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transaction had taken place at the beginning of the period presented or of the future results of operations.

                                                              SIX MONTHS ENDED
                                                                JUNE 30, 1999
                                                          -------------------------
                                                          (IN THOUSANDS, EXCEPT FOR
                                                               PER SHARE DATA)
Net sales...............................................         $1,021,527
Income before income taxes, minority interest and
  extraordinary (loss)..................................             45,387
Income before extraordinary (loss)......................             23,677
Extraordinary (loss) on early extinguishment of debt,
  net...................................................             (1,617)
                                                                 ----------
Net income applicable to common stock...................         $   22,060
                                                                 ==========
Net income per diluted share of common stock:
  Income before extraordinary (loss)....................              $1.12
  Extraordinary (loss) on early extinguishment of debt,
    net.................................................              (0.08)
                                                                 ----------
  Net income per diluted share of common stock..........              $1.04
                                                                 ==========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

5. RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of June 30, 2000, $17.0 million, $9.5 million, $3.0 million and $1.9 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

    SUPERIOR ISRAEL

    During 1999, the Company's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. As of June 30, 2000, $1.3 million has been incurred and paid. The restructuring actions eliminated approximately 35 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

6. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                                      THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------
                                                                 2000                             1999
                                                    ------------------------------   ------------------------------
                                                                            PER                              PER
                                                      NET                  SHARE       NET                  SHARE
                                                     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                    --------   --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share before
  extraordinary (loss)............................   $8,456     20,213     $0.42     $14,537     20,326     $0.72
                                                     ======                =====                            =====
Dilutive impact of stock options..................                 103                              794
Impact of assumed conversion of preferred
  securities of Superior Trust I..................       --         --                 2,346      3,831
                                                     ------     ------               -------     ------
Diluted earnings per common share before
  extraordinary (loss)............................   $8,456     20,316     $0.42     $16,883     24,951     $0.68
                                                     ======     ======     =====     =======     ======     =====

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

6. EARNINGS PER SHARE (CONTINUED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------
                                                                 2000                             1999
                                                    ------------------------------   ------------------------------
                                                                            PER                              PER
                                                      NET                  SHARE       NET                  SHARE
                                                     INCOME     SHARES     AMOUNT     INCOME     SHARE      AMOUNT
                                                    --------   --------   --------   --------   --------   --------
Basic earnings per common share before
  extraordinary (loss)............................   $8,837     20,198     $0.44     $24,996     20,507     $1.22
                                                     ======                =====     =======                =====
Dilutive impact of stock options..................                 139                              654
                                                                ------                           ------
Diluted earnings per common share before
  extraordinary (loss)............................   $8,837     20,337     $0.43     $24,996     21,161     $1.18
                                                     ======     ======     =====     =======     ======     =====

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation for the three and six month periods ended June 30, 2000 and the six month period ended June 30, 1999 as the impact would be anti-dilutive.

    As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At June 30, 2000, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

7. NONRECURRING AND UNUSUAL CHARGES

    The Company incurred nonrecurring and unusual charges of $3.0 million and $8.8 million during the three and six month periods ended June 30, 2000, respectively. These charges related principally to the planned close down of plants and consolidation of production capacity in the Company's building wire (Electrical) operations. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation. The Company incurred nonrecurring and unusual charges of $2.0 million and $4.6 million during the three and six month periods ended
June 30, 1999, respectively, which were primarily associated with the evaluation of a management information system at Essex.

8. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire and related products. The electrical segment includes building, industrial wire and cable, and automotive wire.

    The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

8. BUSINESS SEGMENTS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                              THREE MONTHS             SIX MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                           -------------------   -----------------------
                                             2000       1999        2000         1999
                                           --------   --------   ----------   ----------
                                                          (IN THOUSANDS)
Net sales:
  Communications.........................  $225,227   $197,823   $  423,634   $  391,886
  OEM....................................   157,061    146,496      318,403      293,182
  Electrical.............................   164,929    170,372      301,072      336,459
                                           --------   --------   ----------   ----------
                                           $547,217   $514,691   $1,043,109   $1,021,527
                                           ========   ========   ==========   ==========
Operating income (loss):
  Communications.........................  $ 37,553   $ 38,463   $   65,970   $   72,642
  OEM....................................    20,401     22,163       42,238       41,553
  Electrical.............................     6,161      9,391        8,142       20,348
  Corporate and other....................    (4,422)    (5,314)      (9,058)     (11,362)
  Unusual charges........................    (2,956)    (2,030)      (8,812)      (4,552)
  Amortization of goodwill...............    (5,222)    (5,077)     (10,428)      (9,314)
                                           --------   --------   ----------   ----------
                                           $ 51,515   $ 57,596   $   88,052   $  109,315
                                           ========   ========   ==========   ==========

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Total assets:
  Communications............................................  $  530,005    $  510,537
  OEM.......................................................     300,900       274,103
  Electrical................................................     293,888       323,154
  Corporate and other (including goodwill)..................     886,923       892,560
                                                              ----------    ----------
                                                              $2,011,716    $2,000,354
                                                              ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments:
(i) communications; (ii) original equipment manufacturer ("OEM"); and
(iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities, and to a lesser degree, automotive and specialty wiring assemblies for automobiles and trucks.

    Industry segment financial data (including sales and operating income by industry segment) for the three and six month periods ended June 30, 2000 and 1999 is included in Note 8 to the accompanying condensed consolidated financial statements.

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

RESULTS OF OPERATIONS--THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

    Sales for the quarter ended June 30, 2000 were a record $547.2 million, an increase of 6.3% as compared to sales of $514.7 million for the quarter ended June 30, 1999. Adjusted for a constant cost of copper, the sales increase in the June 2000 quarter as compared to the June 1999 quarter was approximately 0.1%. The increase in copper adjusted sales for the June 30, 2000 quarter resulted from comparative growth in sales in the Company's Communications Group, partially offset by a comparative sales decline in the Company's Electrical Group.

    Sales for the Communications Group for the June 30, 2000 quarter were a record $225.2 million, an increase of 8.5% on a copper adjusted basis over the June 30, 1999 quarter, and an increase of 13.2% on a copper adjusted basis as compared to the preceding quarter ended March 31, 2000. Sales growth in the June 30, 2000 quarter as compared to the prior year June quarter was principally due to a 78.5% increase in sales of broadband products (which include fiber optic, copper premise and composite cables), with such product line reaching an annualized revenue rate of approximately $125 million. Sales growth in this product line is due to strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and broadened marketing and sales activities. June 30, 2000 quarterly sales of outside plant (OSP) cables, which are sold principally to major telephone companies, were approximately equivalent to copper adjusted sales for the prior year June quarter; however, they reflected 13.5% sales growth on a copper adjusted basis over sales in the preceding quarter ended March 31, 2000.

    Sales for the OEM Group were $157.1 million for the quarter ended June 30, 2000, a copper adjusted increase of 2.3% as compared to the June 30, 1999 quarter. Sales of magnet wire, the OEM Group's principal product line, increased 5.1% on a copper adjusted basis as compared to the corresponding quarter of the prior year reflecting continuing growing demand from the Company's major OEM customers.

    Sales for the Electrical Group were $164.9 million for the June 30, 2000 quarter, representing a decline of 11.1% on a copper-adjusted basis as compared to the quarter ended June 30, 1999. Sales volume in the Electrical Group was impacted by lower available productive capacity, a condition which has existed through the first six months of 2000 as the Company has been in the process of relocating and consolidating manufacturing equipment and capacity in its building wire operations. The Company anticipates an increase in production capacity during the second half of 2000 as it completes its equipment relocation and capacity consolidation efforts.

    Sales for the six month period ended June 30, 2000 were $1.043 billion, an increase of 2.1% as compared to sales of $1.022 billion for the six month period ended June 30, 1999. Adjusted for a constant cost of copper, sales actually declined in the June 30, 2000 six month period by 4.2% as compared to the prior year six month period. The comparative reduction in copper adjusted sales for the current year six month period was due to a comparative decline of 19.1% in Electrical Group sales and lower comparative sales in the March 31, 2000 quarter of Communications Group OSP cable products.

    Gross profit for the June 30, 2000 quarter was $98.7 million, a decline of $2.6 million as compared to gross profit of $101.3 million for the quarter ended June 30, 1999. The gross profit percentage in the June 2000 quarter was 18.0%, a decline on a copper-adjusted basis of 50 basis points as compared to the prior year June quarter. The decline in gross profit and gross profit percentage was principally attributable to the Electrical Group, where lower sales and higher per unit production costs negatively impacted the gross profit and margin. Per unit production costs in the Electrical Group during the current quarter were adversely affected by lower production levels and the resulting negative impact of fixed cost absorption on per unit costs, as well as by the impact of other production inefficiencies resulting from the aforementioned manufacturing consolidation and equipment relocation actions.

    For the six month period ended June 30, 2000 the gross profit was $184.3 million, a decline of 8.5% as compared to the prior year six month period. The comparative reduction in gross profit was principally the result of lower sales on a copper adjusted basis and lower gross profit margins in the Electrical Group associated with the aforementioned productivity and production efficiency issues.

    Selling, general and administrative expense ("SG&A expense") for the June 30, 2000 quarter was $39.0 million, an increase of 6.6% as compared to SG&A expense of $36.6 million for the June 30, 1999 quarter, with such increase reflecting higher selling and marketing expenses to support the sales growth of the Communications Group broadband product line as well as higher SG&A expense at Superior Israel resulting from its 1999 acquisition of a competitor, Pica Plast Limited (Pica Plast). For the six months ended June 30, 2000, SG&A expense was $77.0 million, a decline of 1.6% as compared to the six month period ended June 30, 1999 with such decline attributable to the impact of corporate restructuring and overhead expense reductions initiated principally in the second quarter of 1999, partially offset by the aforementioned higher expense levels in the June 30, 2000 quarter.

    The Company incurred nonrecurring and unusual charges of $3.0 million and $8.8 million for the three and six month periods ended June 30, 2000, respectively. The current period nonrecurring and unusual charges related principally to the previously announced close down of plants, consolidation of production capacity and related costs in the building wire (Electrical) operations. For the three and six month periods ended June 30, 1999, the Company incurred nonrecurring and unusual charges of $2.0 million and $4.6 million, respectively, which were primarily associated with the evaluation of a management information system at Essex.

    Operating income for the June 30, 2000 quarter was $51.5 million. Before nonrecurring charges, operating income was $54.5 million, a decline of $5.2 million as compared to the June 30, 1999 quarter. For the six month period ended June 30, 2000, operating income (before nonrecurring charges) was $96.9 million, a decline of $17.0 million as compared to the six month period ended June 30, 1999. The comparative decline in operating income for the current year three and six month periods was principally attributable to lower operating income in the Electrical Group and in Superior Israel where reduced volumes to major customers, currency related pricing reductions, and productivity inefficiencies resulting from manufacturing consolidations negatively impacted profitability.

    Interest expense for the three and six month periods ended June 30, 2000 was $32.5 million and $63.7 million, respectively, representing an increase of $3.7 million and $5.0 million, respectively, over the prior year three and six month periods. The increase in interest expense was primarily the result of higher short-term (LIBOR) interest rates in the current period and, to a lesser degree, higher borrowings at Superior Israel associated with its November 1999 acquisition of Pica Plast.

    Other expense amounted to $1.3 million and $0.4 million for the three and six months ended June 30, 2000, respectively, with such expense being primarily due to currency translation losses at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked). Other income recorded for the 1999 three and six month periods was principally related to similar currency gains at Superior Israel.

    For the quarter ended June 30, 2000, the Company recorded income of $1.9 million and $2.8 million, respectively, related to the common equity minority interest component (49%) of losses incurred by Superior Israel for such periods. For the prior year three and six month periods the Company recorded a minority interest charge of $0.2 million and $2.3 million, respectively, reflecting principally the common equity minority interest component (19%) of Essex net income for the March 31, 1999 quarter, and of Superior Israel net income for the June 30, 1999 three and six month periods.

    Net income before nonrecurring charges for the quarter ended June 30, 2000 was $10.1 million or $0.50 per diluted share as compared to net income before nonrecurring, unusual and extraordinary charges of $15.8 million or $0.73 per diluted share for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, net income before nonrecurring and unusual charges was $14.1 million or $0.69 per diluted share as compared to net income before nonrecurring, unusual and extraordinary charges of $27.5 million or $1.30 per diluted share for the six months ended June 30, 1999. The reduction in net income in the current year three and six month periods was principally due to lower operating income in the Company's Electrical Group, net losses incurred in the Company's 51% owned subsidiary, Superior Israel, and higher interest charges related to higher short-term (LIBOR) interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2000, the Company generated $42.7 million in cash flows from operating activities. Cash flows from operating activities included $43.7 million in inventory reductions (13.9% reduction) resulting from the Company's efforts to lower overall inventory levels and increase inventory turns, particularly in its building wire operations, offset by a $48.7 million increase in accounts receivable which reflects strong seasonal sales and the timing of shipments and billings within the June 30, 2000 quarter. Cash used for investing activities amounted to $48.6 million and consisted principally of capital expenditures and pre-arranged long-term loans of Superior Israel, the Company's 51% owned Israeli subsidiary, ("Superior Israel Customer Loans") made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $0.4 million. The major components were a net increase in borrowings of Superior Israel of $17.1 million (including $11.8 million related to Superior Israel Customer Loans) and other debt reductions of $18.2 million.

    The Company finances its operating activities and other capital requirements (principally capital expenditures) from operating cash flow and funding availability under Superior TeleCom's $1.15 billion credit agreement (the "Credit Agreement") and Superior Israel's credit facilities (the "Israel Credit

Agreements"). Total undrawn funding availability under the Credit Agreement and the Israel Credit Agreements amounted to $161.6 million and $11.4 million, respectively, at June 30, 2000.

    In addition to financing provided by the Company's credit facilities, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing (subject to the level of contractually defined eligible receivables) through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods, subject to agreement. At June 30, 2000, $160.0 million was outstanding under this program.

    The Company's principal debt service commitments for the next 12 months amount to $87.1 million and capital expenditures are expected to approximate $50.0-$60.0 million. Management anticipates that the Company will generate in excess of $90 million in cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. The Company believes that operating cash flows plus excess funds available under the Company's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

   10.1* Employment Agreement, dated as of October 1, 1999 between the Company and William F. Evans

   10.2* Superior TeleCom Inc. Stock Compensation Plan for Non-Employee
         Directors (Amended and Restated Effective as of May 1, 2000)

     27* Financial Data Schedule

(B) REPORTS ON FORM 8-K

    None.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERIOR TELECOM INC.

                                                       By:  /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                            David S. Aldridge
                                                            CHIEF FINANCIAL OFFICER AND TREASURER
                                                            (duly authorized officer and principal
                                                            financial and accounting officer)
DATE: AUGUST 14, 2000