Form 10-Q
period 2000-09-30
SUPERIOR TELECOM INC
filed 2000-11-14
CIK 1019285

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 Class                       Outstanding at November 3, 2000
---------------------------------------  ---------------------------------------
     Common Stock, $.01 Par Value                      20,305,061

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $    8,020      $   14,305
  Accounts receivable (less allowance for doubtful accounts
    of $3,415 and $3,193 at September 30, 2000 and
    December 31, 1999, respectively)........................      294,579         261,263
  Inventories...............................................      292,174         313,571
  Other current assets......................................       35,273          38,325
                                                               ----------      ----------
    Total current assets....................................      630,046         627,464
Property, plant and equipment, net..........................      536,585         513,914
Long-term investments and other assets......................       80,266          65,586
Goodwill (less accumulated amortization of $44,292 and
  $28,616 at September 30, 2000 and December 31, 1999,
  respectively).............................................      777,310         793,390
                                                               ----------      ----------
    Total assets............................................   $2,024,207      $2,000,354
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................   $  159,799      $  140,369
  Current portion of long-term debt.........................       88,842          85,831
  Accounts payable..........................................      163,798         147,290
  Accrued expenses..........................................       92,715          92,425
                                                               ----------      ----------
    Total current liabilities...............................      505,154         465,915
Long-term debt, less current portion........................    1,145,683       1,170,143
Minority interest in subsidiary.............................        9,587          13,205
Other long-term liabilities.................................      110,480         104,124
                                                               ----------      ----------
    Total liabilities.......................................    1,770,904       1,753,387
                                                               ----------      ----------
Company-obligated Mandatorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures of the Company (net of discount)...      134,685         133,959
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 35,000,000 shares
    authorized; 21,082,615 and 20,980,101 shares issued at
    September 30, 2000 and December 31, 1999,
    respectively............................................          211             210
  Capital in excess of par value............................       40,186          38,765
  Accumulated other comprehensive deficit...................       (8,511)         (5,447)
  Retained earnings.........................................      105,875          98,623
                                                               ----------      ----------
                                                                  137,761         132,151
  Shares of common stock in treasury, at cost; 828,300
    shares at September 30, 2000 and December 31, 1999......      (19,143)        (19,143)
                                                               ----------      ----------
    Total stockholders' equity..............................      118,618         113,008
                                                               ----------      ----------
      Total liabilities and stockholders' equity............   $2,024,207      $2,000,354
                                                               ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $504,317   $522,450
Cost of goods sold..........................................   423,992    426,032
                                                              --------   --------
  Gross profit..............................................    80,325     96,418
Selling, general and administrative expenses................    38,449     36,061
Amortization of goodwill....................................     5,267      5,173
Nonrecurring and unusual charges............................     3,915         --
                                                              --------   --------
  Operating income..........................................    32,694     55,184
Interest expense............................................   (32,231)   (29,971)
Other income (expense), net.................................     2,060     (2,114)
                                                              --------   --------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I and minority interest....     2,523     23,099
Provision for income taxes..................................    (1,540)    (9,436)
                                                              --------   --------
  Income before distributions on preferred securities of
    Superior Trust I and minority interest..................       983     13,663
Distributions on preferred securities of Superior Trust I...    (3,789)    (3,763)
                                                              --------   --------
  Income (loss) before minority interest....................    (2,806)     9,900
Minority interest in net loss of subsidiary.................     1,221      1,057
                                                              --------   --------
    Net income (loss).......................................  $ (1,585)  $ 10,957
                                                              ========   ========

  Net income (loss) per share of common stock:
    Basic...................................................  $  (0.08)  $   0.54
                                                              ========   ========
    Diluted.................................................  $  (0.08)  $   0.52
                                                              ========   ========

  Weighted average shares outstanding:
    Basic...................................................    20,252     20,239
                                                              ========   ========
    Diluted.................................................    20,252     20,936
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $1,547,426   $1,543,977
Cost of goods sold..........................................   1,282,784    1,246,089
                                                              ----------   ----------
  Gross profit..............................................     264,642      297,888
Selling, general and administrative expenses................     115,474      114,350
Amortization of goodwill....................................      15,695       14,487
Nonrecurring and unusual charges............................      12,727        4,552
                                                              ----------   ----------
  Operating income..........................................     120,746      164,499
Interest expense............................................     (95,940)     (88,640)
Other income, net...........................................       1,696          929
                                                              ----------   ----------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I, minority interest and
    extraordinary (loss)....................................      26,502       76,788
Provision for income taxes..................................     (11,876)     (32,117)
                                                              ----------   ----------
  Income before distributions on preferred securities of
    Superior Trust I, minority interest and extraordinary
    (loss)..................................................      14,626       44,671
Distributions on preferred securities of Superior Trust I...     (11,348)      (7,519)
                                                              ----------   ----------
  Income before minority interest and extraordinary
    (loss)..................................................       3,278       37,152
Minority interest in (earnings) losses of subsidiaries......       3,974       (1,199)
                                                              ----------   ----------
  Income before extraordinary (loss)........................       7,252       35,953
Extraordinary (loss) on early extinguishment of debt, net...          --       (1,617)
                                                              ----------   ----------
    Net income..............................................  $    7,252   $   34,336
                                                              ==========   ==========
  Net income per share of common stock:
    Basic:
      Income before extraordinary (loss)....................  $     0.36   $     1.76
      Extraordinary (loss) on early extinguishment of debt,
        net.................................................          --        (0.08)
                                                              ----------   ----------
        Net income per basic share of common stock..........  $     0.36   $     1.68
                                                              ==========   ==========
    Diluted:
      Income before extraordinary (loss)....................  $     0.36   $     1.71
      Extraordinary (loss) on early extinguishment of debt,
        net.................................................          --        (0.08)
                                                              ----------   ----------
        Net income per diluted share of common stock........  $     0.36   $     1.63
                                                              ==========   ==========
  Weighted average shares outstanding:
    Basic...................................................      20,216       20,418
                                                              ==========   ==========
    Diluted.................................................      20,312       21,086
                                                              ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                ACCUMULATED
                                                              COMMON STOCK        CAPITAL IN       OTHER
                                          COMPREHENSIVE   ---------------------     EXCESS     COMPREHENSIVE   RETAINED
                                             INCOME         SHARES      AMOUNT      OF PAR        DEFICIT      EARNINGS
                                          -------------   ----------   --------   ----------   -------------   --------
Balance at December 31, 1999............                  20,980,101     $210       $38,765       $(5,447)     $ 98,623
Employee stock purchase plan............                     102,514        1         1,047
Compensation expense related to options
  and grants............................                                                374
Comprehensive income:
  Net income............................     $ 7,252                                                              7,252
  Foreign currency translation
    adjustment..........................      (3,064)                                              (3,064)
                                             -------
Total comprehensive income..............     $ 4,188
                                             =======      ----------     ----       -------       -------      --------
Balance at September 30, 2000...........                  21,082,615     $211       $40,186       $(8,511)     $105,875
                                                          ==========     ====       =======       =======      ========


                                            TREASURY STOCK
                                          -------------------
                                           SHARES     AMOUNT     TOTAL
                                          --------   --------   --------
Balance at December 31, 1999............  (828,300)  $(19,143)  $113,008
Employee stock purchase plan............                           1,048
Compensation expense related to options
  and grants............................                             374
Comprehensive income:
  Net income............................                           7,252
  Foreign currency translation
    adjustment..........................                          (3,064)

Total comprehensive income..............
                                          --------   --------   --------
Balance at September 30, 2000...........  (828,300)  $(19,143)  $118,618
                                          ========   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Cash flows from operating activities:
  Income before extraordinary (loss)........................  $  7,252   $  35,953
  Adjustments to reconcile income before extraordinary
    (loss) to net cash provided by operating activities:
      Depreciation and amortization.........................    46,613      42,916
      Amortization of deferred financing costs..............     4,068       4,081
      Provision for deferred taxes..........................     5,084       3,468
      Minority interest in earnings (losses) of
        subsidiary..........................................    (3,974)      1,199
      Change in assets and liabilities:
        Accounts receivable.................................   (32,670)    (62,255)
        Inventories.........................................    21,812      18,007
        Other current and non-current assets................     6,974      20,587
        Accounts payable and accrued expenses...............    18,202      21,329
        Other, net..........................................    (2,853)      1,573
                                                              --------   ---------
Cash flows provided by operating activities.................    70,508      86,858
                                                              --------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................        --        (908)
  Capital expenditures......................................   (60,237)    (46,418)
  Customer loans............................................   (25,524)    (21,473)
  Net proceeds from the sale of assets......................     5,827       2,741
  Other.....................................................     1,417          --
                                                              --------   ---------
Cash flows used for investing activities....................   (78,517)    (66,058)
                                                              --------   ---------
Cash flows from financing activities:
  Short-term borrowings, net................................    19,430      39,700
  Borrowings (repayments) under revolving credit facilities,
    net.....................................................     8,086     (11,281)
  Long-term borrowings......................................    44,594     219,455
  Debt issuance costs.......................................        --      (6,294)
  Repayments of long-term borrowings........................   (71,366)   (247,636)
  Dividends on common stock.................................        --      (3,718)
  Purchase of treasury stock................................        --     (12,893)
  Other, net................................................       980       1,265
                                                              --------   ---------
Cash flows provided by (used for) financing activities......     1,724     (21,402)
                                                              --------   ---------
Net decrease in cash and cash equivalents...................    (6,285)       (602)
Cash and cash equivalents at beginning of period............    14,305      16,110
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $  8,020   $  15,508
                                                              ========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Supplemental disclosures:
  Cash paid for interest....................................  $80,139    $ 79,453
                                                              =======    ========
  Cash paid (received) for income taxes, net of refunds.....  $ 9,628    $ (1,290)
                                                              =======    ========
Acquisition of Essex minority interest:
  Net assets acquired including goodwill....................             $ 83,044
  Minority interest in subsidiary...........................               50,246
                                                                         --------
  Issuance of Company-obligated Mandatorily Redeemable Trust
    Convertible Preferred Securities of Superior Trust I
    holding solely convertible debentures of the Company
    (net of discount of $33,323)............................             $133,290
                                                                         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries (collectively, unless the context otherwise requires, "Superior" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000 which was issued on February 11, 2000. All references to common shares (except shares authorized) and to per share information in the condensed consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

2.  INVENTORIES

    At September 30, 2000 and December 31, 1999, the components of inventories were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................    $ 57,646        $ 50,618
Work in process.............................................      45,741          42,150
Finished goods..............................................     208,631         233,142
                                                                --------        --------
                                                                 312,018         325,910
LIFO reserve................................................     (19,844)        (12,339)
                                                                --------        --------
                                                                $292,174        $313,571
                                                                ========        ========

    Inventories valued using the LIFO method amounted to $158.9 million and $167.3 million at September 30, 2000 and December 31, 1999, respectively.

3.  COMPREHENSIVE INCOME

    The components of comprehensive income for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                         THREE MONTHS           NINE MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
    Net income (loss)...............................  $(1,585)   $10,957    $ 7,252    $34,336
    Foreign currency translation adjustment.........     (524)        86     (3,064)     1,509
    Additional minimum pension liability............       --         --         --     (1,340)
                                                      -------    -------    -------    -------
    Comprehensive income (loss).....................  $(2,109)   $11,043    $ 4,188    $34,505
                                                      =======    =======    =======    =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

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

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the nine months ended September 30, 1999, which give effect to the March 31, 1999 acquisition of the remaining 19% of the outstanding common stock of Essex as if it had occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transaction had taken place at the beginning of the period presented or of the future results of operations.

                                                                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1999
                                                                  --------------------------
                                                                        (IN THOUSANDS,
                                                                  EXCEPT FOR PER SHARE DATA)
    Net sales...................................................          $1,543,977
    Income before income taxes, distributions on preferred
      securities of Superior Trust I, minority interest and
      extraordinary (loss)......................................              75,998
    Income before extraordinary (loss)..........................              34,633
    Extraordinary (loss) on early extinguishment of debt, net...              (1,617)
                                                                          ----------
    Net income applicable to common stock.......................          $   33,016
                                                                          ==========
    Net income per diluted share of common stock:
      Income before extraordinary (loss)........................          $     1.65
      Extraordinary (loss) on early extinguishment of debt,
        net.....................................................               (0.08)
                                                                          ----------
        Net income per diluted share of common stock............          $     1.57
                                                                          ==========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

5.  RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of September 30, 2000, $17.1 million, $9.8 million, $3.0 million and $2.6 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

    SUPERIOR ISRAEL

    During 1999, the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. As of September 30, 2000, $1.3 million has been incurred and paid. The restructuring actions eliminated approximately 35 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

    During the three months ended September 30, 2000, Superior Israel recorded a $1.8 million restructuring charge for further consolidation of manufacturing facilities. The restructuring actions will result in the elimination of approximately 107 positions, most of which are manufacturing related employees. All aspects of the restructuring plan are expected to be completed by March 2001.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

6.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------
                                                              2000                              1999
                                                 -------------------------------   -------------------------------
                                                   NET                 PER SHARE     NET                 PER SHARE
                                                  INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Basic earnings (loss) per common share.....  $(1,585)    20,252     $(0.08)    $10,957     20,239      $0.54
                                                 =======                ======     =======                 =====
    Dilutive impact of stock options...........                  --                               697
                                                             ------                            ------
    Diluted earnings (loss) per common share...  $(1,585)    20,252     $(0.08)    $10,957     20,936      $0.52
                                                 =======     ======     ======     =======     ======      =====

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------
                                                              2000                              1999
                                                 -------------------------------   -------------------------------
                                                   NET                 PER SHARE     NET                 PER SHARE
                                                  INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Basic earnings per common share before
      extraordinary (loss).....................  $ 7,252     20,216     $ 0.36     $35,953     20,418      $1.76
                                                 =======                ======     =======                 =====
    Dilutive impact of stock options and
      grants...................................                  96                               668
                                                             ------                            ------
    Diluted earnings per common share before
      extraordinary (loss).....................  $ 7,252     20,312     $ 0.36     $35,953     21,086      $1.71
                                                 =======     ======     ======     =======     ======      =====

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation for the three and nine month periods ended September 30, 2000 and 1999 as the impact would be anti-dilutive.

    As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At September 30, 2000 and 1999, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

7.  NONRECURRING AND UNUSUAL CHARGES

    The Company incurred nonrecurring and unusual charges of $3.9 million and $12.7 million during the three and nine month periods ended September 30, 2000, respectively. These charges related principally to the close down of plants, consolidation of production capacity and related costs in the Company's building wire (Electrical) operations and in the Company's Superior Israel operations. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation. The Company incurred nonrecurring and unusual charges of $4.6 million during the nine month period ended September 30, 1999, which were primarily associated with the evaluation and termination of a management information system project at Essex.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

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

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
    Net sales:
      Communications.............................  $214,127   $182,743   $  637,761   $  574,629
      OEM........................................   150,206    154,176      468,609      447,358
      Electrical.................................   139,984    185,531      441,056      521,990
                                                   --------   --------   ----------   ----------
                                                   $504,317   $522,450   $1,547,426   $1,543,977
                                                   ========   ========   ==========   ==========
    Operating income (loss):
      Communications.............................  $ 29,158   $ 32,029   $   95,128   $  104,671
      OEM........................................    16,899     21,471       59,137       63,024
      Electrical.................................      (326)    10,653        7,816       31,001
      Corporate and other........................    (3,855)    (3,796)     (12,913)     (15,158)
      Amortization of goodwill...................    (5,267)    (5,173)     (15,695)     (14,487)
      Nonrecurring and unusual charges...........    (3,915)        --      (12,727)      (4,552)
                                                   --------   --------   ----------   ----------
                                                   $ 32,694   $ 55,184   $  120,746   $  164,499
                                                   ========   ========   ==========   ==========

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      2000            1999
                                                                  -------------   ------------
    Total assets:
      Communications............................................   $  558,982      $  510,537
      OEM.......................................................      304,730         274,103
      Electrical................................................      289,448         323,154
      Corporate and other (including goodwill)..................      871,047         892,560
                                                                   ----------      ----------
                                                                   $2,024,207      $2,000,354
                                                                   ==========      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments:
(i) communications; (ii) original equipment manufacturer ("OEM"); and
(iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities, and to a lesser degree, automotive and specialty wiring assemblies for automobiles and trucks.

    Industry segment financial data (including sales and operating income by industry segment) for the three and nine month periods ended September 30, 2000 and 1999 is included in Note 8 to the accompanying condensed consolidated financial statements.

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

RESULTS OF OPERATIONS--THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

    Consolidated sales for the quarter ended September 30, 2000 were $504.3 million, a decrease of 3.5% as compared to sales of $522.5 million for the quarter ended September 30, 1999. Adjusted for a constant cost of copper, the sales decline in the September 2000 quarter as compared to the September 1999 quarter was approximately 7.5%. The reduction in copper-adjusted sales for the September 30, 2000 quarter was due to lower sales in the Company's Electrical and OEM Groups partially offset by comparative sales growth in the Company's Communications Group.

    Communications Group sales for the September 30, 2000 quarter were $214.1 million, an increase of 13.2% on a copper-adjusted basis over the September 30, 1999 quarter. Sales growth in the current quarter as compared to the prior year period was due to a 90.8% increase in sales of broadband products (which include fiber optic, copper premise and composite cables), with such product line reaching an annualized revenue rate of approximately
$170.0 million. Sales growth in this product line was the result of strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and broadened marketing and sales activities. September 30, 2000 quarterly sales of copper outside plant (OSP) cables, which are used principally by telephone companies in the local loop segment of the telephony network, were approximately equivalent to copper-adjusted sales for the prior year September quarter despite a comparative decline in the current quarter associated with the loss of business under a major customer contract. This volume decline was offset by overall industry demand growth and increased sales in the distributor and international market.

    OEM Group sales were $150.2 million for the quarter ended September 30, 2000, reflecting a copper-adjusted decline of 6.2% as compared to the September 30, 1999 quarter. The current quarter comparative sales decline reflected softening demand for magnet wire from the Company's major OEM customers due principally to industry-wide economic slowdown, particularly in the construction, refrigeration, consumer durables and automotive sectors. The Company believes that the impact of end market demand slowdown was exacerbated by inventory reductions at several major customers.

    Electrical Group sales were $140.0 million for the September 30, 2000 quarter, representing a decline of 29.3% on a copper-adjusted basis as compared to the quarter ended September 30, 1999. Sales volume in the Electrical Group was impacted by lower available productive capacity, a condition which has existed throughout 2000 as the Company has been in the process of relocating and consolidating manufacturing equipment and balancing capacity in its building wire operations. The Company does anticipate a modest increase in production capacity as it completes its equipment relocation and capacity consolidation efforts and, subject to end market demand, improving sales volume levels.

    For the nine month period ended September 30, 2000 consolidated sales were $1.547 billion, as compared to sales of $1.544 billion for the nine month period ended September 30, 1999. Adjusted for a constant cost of copper, sales declined in the September 30, 2000 nine month period by 5.3% as compared to the prior year nine month period. The comparative reduction in copper-adjusted sales was due to a decline of 22.5% in Electrical Group sales partially offset by an increase of 6.7% in Communications Group sales.

    Gross profit for the September 30, 2000 quarter was $80.3 million, a decline of $16.1 million as compared to gross profit of $96.4 million for the quarter ended September 30, 1999. The gross profit percentage in the September 2000 quarter was 15.9%, a decline on a copper-adjusted basis of 170 basis points, as compared to the prior year September quarter. The decline in gross profit and gross profit percentage was principally attributable to the Electrical Group, where comparative pricing pressures, lower sales and higher per unit production costs negatively impacted the gross profit and margin. Also impacting gross profit in all business segments during the current quarter were increased raw material, freight and fuel costs, most of which were not recoverable through price adjustments due to competitive market factors.

    Gross profit for the nine month period ended September 30, 2000 was $264.6 million, a decline of 11.2% as compared to the prior year nine month period. The comparative reduction in gross profit was principally the result of lower sales and lower gross profit margins in the Electrical Group associated with the aforementioned productivity and production efficiency issues.

    Selling, general and administrative expense ("SG&A expense") for the September 30, 2000 quarter was $38.4 million, an increase of 6.6% as compared to SG&A expense of $36.1 million for the September 30, 1999 quarter, with such increase reflecting higher selling and marketing expenses to support the sales growth of the Communications Group broadband product line as well as higher SG&A expense at Superior Israel resulting from acquisitions completed in late 1999. For the nine months ended September 30, 2000, SG&A expense increased 1.0% to $115.5 million, as compared to the prior year nine month period ended
September 30, 1999. SG&A expense for the September 30, 2000 nine month period included a comparative decline attributable to the impact of corporate restructuring and overhead expense reductions initiated principally in the second quarter of 1999, offset by the aforementioned higher expense levels in the September 30, 2000 quarter.

    The Company incurred nonrecurring and unusual charges of $3.9 million and $12.7 million for the three and nine month periods ended September 30, 2000, respectively. The current period nonrecurring and unusual charges related principally to the close down of plants, consolidation of production capacity and related costs in the building wire (Electrical) operations and in the Company's Superior Israel operations. For the nine month period ended September 30, 1999, the Company incurred nonrecurring and unusual charges of $4.6 million, which were primarily associated with the integration of the acquired Essex operations.

    Operating income for the September 30, 2000 quarter was $32.7 million. Before nonrecurring and unusual charges, operating income was $36.6 million, a decline of $18.6 million as compared to the September 30, 1999 quarter. For the nine month period ended September 30, 2000, operating income (before nonrecurring and unusual charges) was $133.5 million, a decline of $35.6 million as compared to the nine month period ended September 30, 1999. The comparative decline in operating income for the current year three and nine month periods was principally attributable to lower sales and margins in the Electrical Group and the impact of increased raw material and other costs impacting all of the Company's business segments.

    Interest expense for the three and nine month periods ended September 30, 2000 was $32.2 million and $95.9 million, respectively, representing an increase of $2.3 million and $7.3 million, respectively, over the prior year three month and nine month periods. The increase in interest expense was the result of higher short-term (LIBOR) interest rates in the current period and, to a lesser degree, higher borrowings at Superior Israel associated with acquisition related debt.

    Other income, (net) amounted to $2.1 million and $1.7 million for the three and nine months ended September 30, 2000, respectively, with such income being primarily due to currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked), as well as gains on sale of certain fixed assets and investments.

    For the three and nine month periods ended September 30, 2000, the Company recorded income of $1.2 million and $4.0 million, respectively, related to the common equity minority interest component (49.8%) of losses incurred by Superior Israel for such periods. For the prior year three month period the Company recorded minority interest income of $1.1 related to Superior Israel losses. For the nine month period ended September 30, 1999 the Company recorded a minority interest charge of $1.2 million reflecting the common equity minority interest component (19%) of Essex net income for the March 31, 1999 quarter, reduced by the minority interest component of Superior Israel's net loss for the September 30, 1999 nine month period.

    Net income before nonrecurring and unusual charges for the quarter ended September 30, 2000 was $0.2 million or $0.01 per diluted share as compared to net income of $11.0 million or $0.52 per diluted share for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, net income before nonrecurring and unusual charges was $14.3 million or $0.71 per diluted share as compared to income before nonrecurring, unusual and extraordinary charges of $38.5 million or $1.83 per diluted share for the nine months ended September 30, 1999. The reduction in net income in the current year three and nine month periods was due to lower operating income combined with the impact of rising interest rates and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 2000, the Company generated
$70.5 million in cash flows from operating activities. Cash flows from operating activities consisted of $59.0 million in operating cash flow (net income plus non-cash charges) and $11.5 million in cash flow provided by net working capital reductions, including a $21.8 million inventory reduction (7.0% reduction) resulting from the Company's efforts to lower overall inventory levels and increase inventory turns, particularly in its building wire operations. Cash used for investing activities amounted to $78.5 million and consisted principally of capital expenditures and pre-arranged long-term loans made by Superior Israel ("Superior Israel Customer Loans") to one of Superior Israel's principal customers. Cash provided by financing activities amounted to $1.7 million. The major components were a net increase in borrowings of Superior Israel of $29.7 million (including $25.5 million related to Superior Israel Customer Loans) and other net debt reductions of $29.0 million.

    The Company finances its operating activities and other capital requirements (principally capital expenditures) from operating cash flow and funding availability under Superior's $1.15 billion credit agreement (the "Credit Agreement") and Superior Israel's credit facilities (the "Israel Credit Agreements"). Total undrawn funding availability under the Credit Agreement and the Israel Credit Agreements amounted to $153.5 million and $11.2 million, respectively, at September 30, 2000.

    In addition to financing provided by the Company's credit facilities, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing (subject to the level of contractually defined eligible receivables) through the issuance of secured commercial paper. At September 30, 2000, $159.8 million was outstanding under this program.

    The Company's principal debt service commitments for the next 12 months amount to $88.8 million and capital expenditures are expected to approximate $40.0-$45.0 million. Management anticipates that the Company will continue to generate positive cash flows from operating activities over the next twelve months and that such operating cash flows plus excess funds available under the Company's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10--ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The EITF consensus establishes guidance on the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement which includes such costs if the costs are not included in cost of sales and are significant. This consensus is effective for the fourth quarter of 2000 and requires reclassification of prior period financial statements presented for comparative purposes to comply with the classification guidelines of the consensus. The Company anticipates that the changes in classification in the statement of operations will not be material.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which provides the SEC's views regarding revenue recognition in financial statements, including income statement presentation and disclosure. SAB 101 clarifies that revenue generally is realized or realizable when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company is currently in compliance with the provisions of SAB 101.

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

                          PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.1* Amendment No. 3 and Waiver, dated as of March 13, 2000, to the Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior Telecommunications Inc.,
           Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent, Merrill Lynch & Co., as documentation agent and Fleet
           National Bank, as syndication agent.

    10.2*  Amendment No. 4, dated as of September 30, 2000, to the
           Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior Telecommunications Inc.,
           Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent, Merrill Lynch & Co., as documentation agent and Fleet
           National Bank, as syndication agent.

    10.3*  Amendment No. 3, dated as of May 1, 1999, to the Services
           Agreement between The Alpine Group, Inc. and Superior
           TeleCom Inc.

    27*    Financial Data Schedule

(b) REPORTS ON FORM 8-K

    None.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERIOR TELECOM INC.

Date: November 14, 2000                                By:  /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                            David S. Aldridge
                                                            CHIEF FINANCIAL OFFICER AND TREASURER
                                                            (duly authorized officer and principal
                                                            financial and accounting officer)