Form 10-K
period 2000-12-31
SUPERIOR TELECOM INC
filed 2001-04-02
CIK 1019285

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12261

                            ------------------------

                             SUPERIOR TELECOM INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE
    (State or other jurisdiction of                         58-2248978
    incorporation or organization)              (IRS Employer Identification No.)

   1790 BROADWAY NEW YORK, NEW YORK                         10019-1412
    (Address of principal executive                         (zip code)
               offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                              -------------------
    Common Stock, par value $.01 per share                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 23, 2001, the registrant had 20,438,903 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $41.2 million based on the closing price of $4.16 per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the Company's Annual Meeting of Stockholders in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") is the largest wire and cable manufacturer in North America and the fourth largest in the world. Superior manufactures wire and cable products for the communications, original equipment manufacturer, or "OEM", and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 31 manufacturing facilities in the United States, Canada, United Kingdom, Israel and Mexico.

ORGANIZATIONAL HISTORY

    Superior was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to Superior. On October 17, 1996, Superior completed an initial public offering of its common stock, generating net proceeds of approximately $100 million which were used to reduce outstanding bank debt and pay Alpine certain previously declared dividends. As a result of the initial public offering, Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases and other transactions, Alpine's current common stock interest in Superior is 51.5%.

    Superior effected a five-for-four stock split on February 2, 1998 and on February 3, 1999, and issued a 3% stock dividend on February 11, 2000. All references herein to shares of common stock (except shares authorized and issued) and to per share information have been adjusted to reflect the stock splits and stock dividend on a retroactive basis.

RECENT SIGNIFICANT GROWTH

    Over the past six years, Superior, including its predecessors, has led a consolidation of the North American wire and cable industry. In May 1995, Superior Telecommunications Inc. acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable
Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, Superior became the largest North American manufacturer of copper telephone wire and cable.

    On November 27, 1998, Superior, through a newly formed, wholly-owned subsidiary, acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. ("Essex") through a cash tender offer for an aggregate price of approximately $770 million. Then, on March 31, 1999, Essex merged with that wholly-owned subsidiary of Superior. In the merger, holders of the remaining 19% of the outstanding shares of common stock of Essex each received 0.64 (in the aggregate $167 million liquidation value) of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests, for each share of Essex common stock owned. Upon completion of the merger, Essex became a wholly-owned subsidiary of Superior. Essex, through its subsidiaries, manufactures and distributes wire and cable products, including magnet wire for electromechanical devices, building wire for commercial and residential construction applications, copper communications wire and cable and industrial wire. As a result of the acquisition of Essex, Superior has diversified its wire and cable product offering and has become the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

    During 1998, Superior also expanded its international operations. On May 5, 1998, Superior acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works, Ltd. ("Cables of Zion") for approximately
$25.0 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose primary products include fiber and copper communications wire and cable and power cable. Cables of Zion products are sold primarily into the Israeli and European markets.

    On December 31, 1998, Superior, through Cables of Zion, acquired the business and certain operating assets of Cvalim-The Electric Wire & Cable Company of Israel Ltd. and its wholly-owned subsidiary, Dash Cable Industries (Israel) Ltd., for approximately $41.2 million in cash. Cvalim was the leading Israeli manufacturer of electrical, communications and industrial wire and cable products. Furthermore, in October 1999 Cables of Zion acquired the business and certain operating assets of Pica Plast Limited, the remaining major wire and cable company in Israel, for a purchase price of approximately $10.8 million. As a result of these acquisitions, Cables of Zion, which has changed its name to Superior Cables Limited, is the dominant wire and cable manufacturer in Israel with an approximate 80% market share. Superior believes that expanding its operational presence in Israel will enable it to participate further in the growing communications wire and cable markets in Europe and the Middle East. The operations of Superior Cables Limited, including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

RECENT CORPORATE REORGANIZATION AND OPERATIONAL RESTRUCTURINGS

    During 1999 and continuing into 2000, the Company initiated and completed significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets.

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

    Additionally, the Company has substantially completed a restructuring and rationalization of the operating assets comprising Essex's Electrical Group. During the past two years, the Company shut down or sold six electrical wire manufacturing plants. This has resulted in the Electrical Group's manufacturing being consolidated into six remaining manufacturing facilities. This restructuring resulted in the elimination of 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity, all of which was considered excess capacity.

    As a result of the above mentioned activities, the Company has eliminated approximately 1,100 positions in the aggregate, a 25% reduction in Essex's total workforce since the beginning of 1999.

                              COMMUNICATIONS GROUP

    Superior's Communications Group includes its North American communications wire and cable operations as well as the operations of Superior Israel.

    The Communications Group's North American operations manufacture and sell the following communications wire and cable products:

    (1) Copper outside plant ("OSP") wire and cable for voice and data transmission, used in the distribution or local loop portion of the telecommunications infrastructure, principally by the local exchange carriers ("LECs");

    (2) Fiber optic OSP cable products used principally for trunking and feeder applications in local exchange, CATV, and long distance networks; and OSP composite (or hybrid) cables (including fiber optic/twisted pair and coaxial/twisted pair cables) for local exchange feeder, distribution and service wire applications; and

    (3) Copper and fiber optic premise wire and cable used within homes, offices and switching structures for local area networks ("LANs"), Internet connectivity and other applications.

    Superior is the largest manufacturer of copper communications cable in North America, and the largest worldwide manufacturer of copper OSP wire and cable products.

    The Communications Group North American operations also include the operations of DNE Systems, Inc. ("DNE"). DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not material in relation to the total net sales of the Communications Group.

COPPER OSP PRODUCTS

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

    - the lower installation costs of copper compared to optical fiber and other media;

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

    Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone and data lines dedicated to facsimile machines and computer modems, which are used for, among other purposes, business communications and access to the Internet.

    The local loop comprises approximately 185 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a substantial portion of all local loop lines and systems continue to be copper-based. Superior believes that in the local loop, copper-based networks require significantly lower installation costs than other alternative networks such as fiber optics.

    Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include xDSL and ISDN technologies. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, and other specialized bandwidth-intensive applications, all of which can now be provided over the copper based local loop network.

    Superior's copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Superior's copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

    For the year ended December 31, 2000, net sales of copper OSP products accounted for 63% of the Communications Group's net sales.

    Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and the two major independent telephone companies, GTE Corporation and Sprint Corporation. It is estimated that the RBOCs, GTE and Sprint comprise approximately 80% of the approximately $1.3 billion North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. Prior to the Essex acquisition, Superior was not a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. However, the Essex acquisition provided Superior both the capacity and the established distributor network to address this market. For the year ended December 31, 2000, 63% of Superior's OSP net sales were to the RBOCs and the two major independent telephone companies. Superior sells to the RBOCs and major independent telephone companies through a direct sales force. With the acquisition of Essex, Superior's OSP wire and cable products are increasingly being sold through domestic and international distributors and sales representatives.

    Superior's sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain percentage of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2000, Superior had multi-year arrangements with two of the four RBOCs and with the two major independent telephone companies.

BROADBAND PRODUCTS

    The Company's broadband products include: (i) OSP fiber and composite cables and (ii) copper and fiber optic premise wire and cable products. These products are designed to meet the highest bandwidth requirements necessary in trunking and feeder applications to service the growing demand for increasing transmission rates within the copper based local loop distribution network, and to service the high transmission rate requirements of local area and wide area networks. Sales of broadband products in 2000 were $141 million, representing a growth rate of 69% over 1999.

  FIBER OPTIC OSP PRODUCTS

    For many years the use of fiber optic OSP cable was principally limited to trunking applications and, to a lesser degree, high density feeder applications within the local exchange network. During this period the fiber optic OSP cable market was dominated by major vertically integrated optical fiber producers, including Corning, Inc. and Lucent Technologies Inc., who held significant technological and cost advantages. In recent years, the demand for fiber optic cable has increased dramatically in the feeder network as a funnel to support the emerging high bandwidth digital copper loops, and as both a backbone and distribution medium for CATV applications. Further, technological advances now have allowed other manufacturers to cost efficiently produce fiber optic OSP cable products and effectively compete with the major vertically integrated fiber optic cable producers.

    Superior began manufacturing fiber optic OSP cable products in 1999. In 2000 Superior completed a major expansion of its fiber optic cabling capabilities and successfully produced and sold $47 million of fiber optic OSP cable products, a growth rate of 273% over 1999. The Company expects to continue to invest in expanding its fiber optic cabling capabilities and anticipates continued revenue growth in this product segment.

    The fiber optic OSP cables Superior manufacturers can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 280 fibers, which are typically single-mode fibers. These cables are sold to traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies, inter-exchange carriers and competitive access providers.

  PREMISE PRODUCTS

    Premise wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communication and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Superior expects demand for premise wire and cable products to continue to increase, particularly as new office buildings are constructed, existing office buildings are upgraded to accommodate advanced network requirements and multiple residential access lines for facsimile machines, home offices, home networks and access to the Internet are installed.

    There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment, and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printers and file servers, to form a network.

    Four major types of cables are currently deployed in premise applications:
(1) LAN copper twisted pair (unshielded twisted pair or "UTP" and shielded twisted pair or "STP"), (2) LAN fiber optic cable, (3) LAN coaxial cable and
(4) voice grade twisted copper pair. Superior anticipates that UTP and fiber optic cable will provide the most significant growth opportunities due to increasing demands in the premise market for cost-effective, high bandwidth solutions.

    Continued high growth for new LAN installations, as well as voice system upgrades, have resulted in increased demand for LAN UTP cables, particularly Category 5, Category 5e and Category 6 cables.

These high bandwidth cables have made it possible for UTP to compete with fiber and LAN STP for high-speed LAN applications. The other large component of the premise segment is fiber optic cable, which meets the needs of communications services requiring bandwidth capabilities greater than can be provided by copper based technologies.

    Superior's current premise wire and cable product offerings include voice grade twisted pair, LAN UTP and LAN fiber optic cable. Superior's LAN UTP product offerings include Category 6 cables, Category 5e and Category 5 cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) applications. Superior has recently developed and has begun manufacturing, marketing and selling LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers, and are used in plenum and riser applications within buildings. Superior is continuing to expand its manufacturing capabilities for both copper UTP and fiber optic cable products with an anticipated increase in sales and market share in 2001.

    Superior's premise wire and cable products are sold primarily through major national and international distributors, smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

    The premise wire and cable market is fragmented, with nearly 25 premise wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc., Cable Design Technologies Corporation, Berk-Tek (an Alcatel company), Belden Inc.,
CommScope Inc., General Cable Corporation, Corning, Inc. and Avaya Inc. Superior estimates the North American market for premise wire and cable products similar to those manufactured by Superior to be approximately $2.0 billion.

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

    Superior Israel's major product offerings include: (1) communications cable including copper and optical fiber OSP and premise products; (2) high and medium voltage power cable utilized by power utilities; and (3) industrial and automotive wire and cable.

    Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company; and IEC, the largest Israeli power utility. Product export sales outside of Israel amounted to 27% of total sales for the year ended December 31, 2000. The major export markets include Europe, Latin America and Southeast Asia.

    As a result of the combination of the operations of Cables of Zion, Cvalim and Pica Plast, Superior has consolidated certain manufacturing facilities and administrative functions. This restructuring resulted in closure of five manufacturing facilities, closure of administrative offices in Rishon LeZion and elimination of 299 personnel to date. Superior Israel currently operates three manufacturing plants.

                                   OEM GROUP

    Superior's OEM Group develops, manufactures and markets magnet wire and other related products to major OEMs for use in motors, transformers and electrical controls. Through its Essex

Brownell distribution business, Superior also distributes its magnet wire and certain related accessory products to smaller OEMs as well as to motor repair facilities.

    In 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations. Superior has completed a manufacturing restructuring project to improve and expand this operation. This enhanced production capability provides Superior an opportunity to participate in growth arising from the consolidation of the Western European magnet wire market and from economic growth and development in Eastern Europe. During 2000, Superior substantially completed construction of a new 280,000 square foot magnet wire manufacturing facility located in Torreon, Mexico. This new facility is strategically located to service, on a cost effective basis, Mexican based manufacturing locations of current major OEM customers as well as to take advantage of one of the world's largest and fastest growing markets for magnet wire. With the addition of the Torreon facility, the OEM Group operates 12 manufacturing plants and 21 warehousing and distribution locations in North America and the U.K.

    For the year ended December 31, 2000, sales of magnet wire accounted for 74% of the OEM Group's net sales.

MAGNET WIRE

    Superior is the leading manufacturer and supplier of magnet wire in the North American market. Magnet wire is used in electrical motors, with the principal end market applications including electrical motors used in automotive and industrial applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications.

    The North American market demand for magnet wire has experienced continued growth since 1991. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. Additionally, federal government mandates are requiring higher energy efficiency from electric devices, which is achieved by using, on average, 25% more magnet wire in motors and transformers. Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased demand for magnet wire for use in electric motors and coils.

    Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown over the last several years as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing. It is estimated that captive magnet wire manufacturers now represent only 7% of total magnet wire production in North America.

    Superior offers a comprehensive line of magnet wire products, including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is insulated copper or aluminum wire that is wound into coils for use in electromagnetic devices including motors, alternators, transformers, control devices and power generators. Electromagnetic devices have numerous applications in industrial and household settings.

    Superior works closely with global OEMs to develop new magnet wire for applications in energy efficient motors, generators and transformers. In recent years, Superior has introduced the Ultra Shield-TM- Plus wire, for use by global OEM motor manufacturers in inverter drive motors where high voltage spikes are encountered. Other new products include
Soderon-Registered Trademark-/180 and Soderex-Registered Trademark-/180, two new magnet wires that are used in appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

    Superior's magnet wire products are sold directly to major OEMs and, through its Essex Brownell distribution business, to secondary OEMs, aftermarket repair facilities, coil manufacturers and distributors. Products are also marketed internationally through authorized distributors.

    Sales to major OEMs, including, among others, Emerson, Delphi Automotive Systems, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual or multi-year supply agreements based on a percentage of the customers' total requirements and on a negotiated fixed price, subject to adjustment for the cost of copper. For the year ended December 31, 2000, approximately 84% of magnet wire sales were pursuant to such supply arrangements.

ESSEX BROWNELL DISTRIBUTION AND ACCESSORY PRODUCTS

    Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets. The Essex Brownell distribution operations include a nationwide sales force, supported by over 20 strategically located distribution and warehouse locations. In addition to magnet wire, the Essex Brownell line includes products from manufacturers such as 3M, Permacel, Dow Corning and P.D. George. Superior believes that it has a distinct competitive advantage in that it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets.

                                ELECTRICAL GROUP

    Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a limited line of industrial wire products. As discussed above in "Recent Corporate Reorganization and Operational Restructurings", the Electrical Group has consolidated its manufacturing operations, reducing its manufacturing facilities from twelve to six remaining manufacturing facilities in the United States. This manufacturing consolidation eliminated excess capacity and is expected to result in lowered manufacturing cost and an overall improved cost structure.

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

    Superior is one of the leading manufacturers in North America of copper building wire products used in commercial and residential applications. Superior estimates that the building wire market has grown, on average, approximately 2%-4% per annum over the past five years. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. Both new construction and renovation growth are being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, there has been a greater wiring density required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty and task lighting, electric garages and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is also increasing in size and thus influencing demand in this industry.

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

    Notwithstanding this consolidation of suppliers, there still exists manufacturing overcapacity for building wire, which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. During 1999 and 2000, market pricing for building wire products declined substantially, with copper adjusted pricing reaching five year lows through much of this period. As previously discussed, the Company has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

    Prior to 1998, Superior served the wholesale electrical and specialty distributors through a network of over 30 service centers and stocking locations in the United States. In 1998, Essex, prior to its acquisition by Superior, began an initiative to consolidate the service centers and stocking locations into a smaller number of strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products, including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs provide regionally centralized distribution for communication wire and cable, magnet wire and related insulation products. The Company currently operates four RDCs located in Georgia, Missouri, California and Indiana.

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

    During 2000 the Company substantially increased its production capability for fiber optic cable, requiring a significant increase in procurement of optical fiber. The Company was able to satisfy its requirement for fiber in 2000 and believes it has secured an available supply of optical fiber from multiple suppliers sufficient to meet its 2001 production plan. However, demand for optical fiber has increased dramatically in recent years and there is no assurance that existing optical fiber producers can continue to meet the growing demand of manufacturers of fiber optic cable such as Superior.

    Superior's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials. In addition to copper rod, Superior is also vertically integrated in the production of magnet wire enamels and extrudable polymeric compounds. Superior believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, Superior believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential compounds used in production can be achieved.

                                  EXPORT SALES

    Superior's export sales during the year ended December 31, 2000 were $98.7 million. Superior's primary markets for export sales are Latin America and Europe.

                                BACKLOG; RETURNS

    Backlog in the communications wire and cable segment typically consists of 3-5 weeks of sales depending on seasonal issues. Superior's other product lines have no significant order backlog because Superior follows the industry practice of manufacturing products on an ongoing basis to meet customer demand on a just-in-time basis. Superior believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on Superior's results of operations.

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

    Aggregate research and development expenses of Superior during the fiscal year ended April 30, 1998, the eight months ended December 31, 1998 and the years ended December 31, 1999 and 2000, amounted to $3.0 million, $2.7 million, $6.6 million and $7.2 million, respectively.

    Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

                                   EMPLOYEES

    As of December 31, 2000, Superior employed approximately 5,900 employees. Approximately 2,350 persons employed by Superior are represented by unions. Collective bargaining agreements expire at various times between 2001 and 2004, with contracts covering approximately 41% of Superior's unionized work force due to expire at various times in 2001. Superior considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    The manufacturing operations of Superior's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. Superior does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Superior or its business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in 1998, 1999 or 2000. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Superior.

ITEM 2. PROPERTIES

    The Company conducts its principal operations at the facilities set forth below:

                                                                  SQUARE
OPERATION                                     LOCATION           FOOTAGE        LEASED/OWNED
---------                             -------------------------  --------   ---------------------
COMMUNICATIONS
  OSP/Datacom.......................  Brownwood, Texas           415,000    Leased (expires 2013)
                                      Chester, South Carolina    210,000            Owned
                                      Elizabethtown, Kentucky    165,000            Owned
                                      Hoisington, Kansas         275,000            Owned
                                      Kennesaw, Georgia           58,000    Leased (expires 2002)
                                      Tarboro, North Carolina    295,000            Owned
                                      Winnipeg, Manitoba         184,000            Owned
  DNE...............................  Wallingford, Connecticut    65,000    Leased (expires 2007)
  Superior Israel                     Shaar Hanegav, Israel      351,000            Owned
                                      Bet-Shean, Israel          181,000    Leased (expires 2002)
                                      Maalot, Israel              46,000    Leased (expires 2003)
OEM
  Magnet Wire.......................  Charlotte, North Carolina   26,000    Leased (expires 2006)
                                      Fort Wayne, Indiana        181,000            Owned
                                      Franklin, Indiana           35,000             (a)
                                      Franklin, Tennessee        289,000    Leased (expires 2008)
                                      Huyton Quarry, U.K.        146,000            Owned
                                      Kendallville, Indiana       88,000            Owned
                                      Rockford, Illinois         319,000            Owned
                                      Torreon, Mexico            317,000            Owned
                                      Vincennes, Indiana         267,000            Owned
  Accessory Products................  Athens, Georgia             30,000    Leased (expires 2016)
                                      Clifton Park, New York      22,000    Leased (expires 2016)
                                      Willowbrook, Illinois       60,000    Leased (expires 2016)
ELECTRICAL
  Building Wire.....................  Anaheim, California        174,000            Owned
                                      Columbia City, Indiana     400,000            Owned
                                      Florence, Alabama          129,000            Owned
                                      Orleans, Indiana           425,000            Owned
                                      Sikeston, Missouri         189,000            Owned
  Industrial Wire...................  Lafayette, Indiana         350,000            Owned
METALS PROCESSING...................  Columbia City, Indiana      75,000            Owned
                                      Jonesboro, Indiana          56,000            Owned
ADMINISTRATIVE OFFICES..............  Atlanta, Georgia            39,000    Leased (expires 2008)
                                      Fort Wayne, Indiana        295,000            Owned
                                      New York, New York           5,400    Leased (expires 2002)

------------------------

    (a) The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation as a joint venture between Superior and the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

    In addition to the facilities described in the table above, Superior owns or leases 29 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

    Superior believes that its plants are generally suitable and adequate for the business being conducted and to service the requirements of its customers. Capital spending plans are primarily designed to keep up with current and best available technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. Superior does not view any of its plants as being underutilized. A majority of Superior's plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During the year ended December 31, 2000, Superior's facilities have operated at approximately 90% capacity.

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

    Essex (including subsidiaries thereof) has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to February 29, 1988. The sites covered by the indemnity are handled directly by United Technologies and all payments required to be made are paid directly by United Technologies. These sites are all mature sites where allocations have been settled and remediation is well underway or has been completed. Superior is not aware of any inability or refusal on the part of United Technologies to pay amounts that are owing under the indemnity or any disputes with United Technologies concerning matters covered by the indemnity.

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

    Apart from the indemnified sites and those subject to the basket indemnity, Essex has been named as a PRP or a defendant in a civil lawsuit at eleven sites. Operations of Superior Telecommunications Inc. and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Superior Telecommunications Inc. is involved in investigatory and remedial activities at one site subject to the oversight of a state governmental authority. Essex is cooperating with a state environmental agency to resolve a notice of violation issued against one Essex facility alleging that certain of such facility's operations are in violation of that state's air quality rules (the "Air Quality Matter"). Essex anticipates resolving the matter through agreed administrative order providing for the installation of certain air emission control equipment and possibly a monetary penalty in an amount not yet specified by the state regulatory agency. Superior has provided an accrual in the amount of $2.5 million to cover its environmental contingencies as of December 31, 2000. This accrual is based on management's best estimate of Superior's exposure in light of relevant available information. Superior currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. Except for the Air Quality Matter, none of the sites or matters mentioned above involves sanctions, fines or administrative penalties against Superior.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Company's common stock, $.01 par value, is listed on the New York Stock Exchange (the "NYSE") under the symbol SUT. The following table sets forth the high and low daily closing sales prices for the Superior common stock as reported on the NYSE (adjusted for the impact of stock splits and a stock dividend) for the years ended December 31, 1999 and 2000.

                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 1999
  First Quarter ended March 31, 1999........................   $38.06     $16.99
  Second Quarter ended June 30, 1999........................    30.89      18.75
  Third Quarter ended September 30, 1999....................    28.70      13.47
  Fourth Quarter ended December 31, 1999....................    16.08      11.59
Year Ended December 31, 2000
  First Quarter ended March 31, 2000........................   $17.48     $11.06
  Second Quarter ended June 30, 2000........................    13.69       9.94
  Third Quarter ended September 30, 2000....................    10.63       6.00
  Fourth Quarter ended December 31, 2000....................     6.19       1.81

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At March 23, 2001, 20,438,903 shares of Superior common stock were issued and outstanding, and there were approximately 55 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

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

    On December 28, 2000, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Superior common stock, payable to the stockholders of record on January 10, 2001. The Board of Directors also authorized and directed the issuance of one Right with respect to each share of Superior common stock issued thereafter until the date of distribution of separate certificates evidencing the Rights (or the earlier redemption or expiration of the Rights).

    Subject to certain exceptions, each Right, when it becomes exercisable, entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at a price of $10.88, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of December 28, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, the years ended
December 31, 2000 and 1999, for, and as of the end of, the eight months ended December 31, 1998, and for, and as of the end of, each of the fiscal years in the three-year period ended April 30, 1998, are derived from the audited consolidated financial statements of Superior.

                                            YEAR ENDED     YEAR ENDED       EIGHT MONTHS        FISCAL YEAR ENDED APRIL 30,
                                           DECEMBER 31,   DECEMBER 31,   ENDED DECEMBER 31,    ------------------------------
                                               2000           1999             1998(A)           1998       1997       1996
                                           ------------   ------------   -------------------   --------   --------   --------
STATEMENT OF OPERATIONS DATA(B)(C)(D):
  Net sales..............................   $2,049,048     $2,036,732         $ 488,279        $518,459   $463,840   $410,413
  Cost of goods sold.....................    1,708,920      1,652,839           385,284         419,218    384,271    362,854
                                            ----------     ----------         ---------        --------   --------   --------
    Gross profit.........................      340,128        383,893           102,995          99,241     79,569     47,559
  Selling, general and administrative
    expenses.............................      156,437        150,833            32,333          22,181     17,166     14,223
  Infrequent and unusual charges.........       14,961          8,431            13,511              --         --         --
  Amortization of goodwill...............       20,959         19,629             2,447           1,715      1,726      1,556
                                            ----------     ----------         ---------        --------   --------   --------
    Operating income.....................      147,771        205,000            54,704          75,345     60,677     31,780
  Interest expense.......................     (129,905)      (120,100)          (16,651)         (8,090)   (12,907)   (17,355)
  Other income (expense), net............          976          2,503              (346)            206       (305)       404
                                            ----------     ----------         ---------        --------   --------   --------
  Income before income taxes,
    distributions on preferred securities
    of Superior Trust I, minority
    interest and extraordinary (loss)....       18,842         87,403            37,707          67,461     47,465     14,829
  Provision for income taxes.............      (10,925)       (36,733)          (15,544)        (26,786)   (18,989)    (6,722)
                                            ----------     ----------         ---------        --------   --------   --------
  Income before distributions on
    preferred securities of Superior
    Trust I, minority interest and
    extraordinary (loss).................        7,917         50,670            22,163          40,675     28,476      8,107
  Distributions on preferred securities
    of Superior Trust I..................      (15,145)       (11,289)               --              --         --         --
                                            ----------     ----------         ---------        --------   --------   --------
  Income (loss) before minority interest
    and extraordinary (loss).............       (7,228)        39,381            22,163          40,675     28,476      8,107
  Minority interest in (earnings) losses
    of subsidiaries......................        5,088           (596)               93              --         --         --
                                            ----------     ----------         ---------        --------   --------   --------
  Income (loss) before extraordinary
    (loss)...............................       (2,140)        38,785            22,256          40,675     28,476      8,107
  Extraordinary (loss) on early
    extinguishmentof debt................           --         (1,617)           (1,243)             --         --     (2,645)
                                            ----------     ----------         ---------        --------   --------   --------
    Net income (loss)....................   $   (2,140)    $   37,168         $  21,013        $ 40,675   $ 28,476   $  5,462
                                            ==========     ==========         =========        ========   ========   ========
  Net income per share of common stock:
    Basic:
    Income (loss) before extraordinary
      (loss).............................   $    (0.11)    $     1.91         $    1.07        $   1.95
    Extraordinary (loss) on early
      extinguishment of debt.............           --          (0.08)            (0.06)             --
                                            ----------     ----------         ---------        --------
      Net income (loss) per basic share
        of common stock..................   $    (0.11)    $     1.83         $    1.01        $   1.95
                                            ==========     ==========         =========        ========
    Diluted:
    Income (loss) before extraordinary
      (loss).............................   $    (0.11)    $     1.86         $    1.04        $   1.91
    Extraordinary (loss) on early
      extinguishment of debt.............           --          (0.08)            (0.06)             --
                                            ----------     ----------         ---------        --------
      Net income (loss) per diluted share
        of common stock..................   $    (0.11)    $     1.78         $    0.98        $   1.91
                                            ==========     ==========         =========        ========

                                            YEAR ENDED     YEAR ENDED       EIGHT MONTHS        FISCAL YEAR ENDED APRIL 30,
                                           DECEMBER 31,   DECEMBER 31,   ENDED DECEMBER 31,    ------------------------------
                                               2000           1999             1998(A)           1998       1997       1996
                                           ------------   ------------   -------------------   --------   --------   --------
BALANCE SHEET DATA (AT END OF PERIOD):
  Current assets.........................   $  596,657     $  627,464         $ 629,953        $100,847   $109,967   $117,908
  Current liabilities....................      532,061        465,915           397,556          62,315     62,350     59,182
  Total assets...........................    1,991,669      2,000,354         1,886,556         232,243    238,108    244,065
  Total long-term debt(e)................    1,224,364      1,255,974         1,278,197          75,380    122,089    125,760
  Mandatorily redeemable preferred
    stock................................      134,941        133,959                --              --         --         --
                                            ----------     ----------         ---------        --------   --------   --------
  Total debt, including mandatorily
    redeemable preferred stock...........    1,359,305      1,389,933         1,278,197          75,380    122,089    125,760
  Total stockholders' equity.............      110,003        113,008            91,380          82,206     44,028     51,656

------------------------------

    (a) On December 15, 1998, the Company elected to change its fiscal year end to December 31 from April 30. This change was made effective on December 31, 1998.

    (b) The results of operations set forth above for the period May 1, 1995 through October 1, 1996 include the combined operations of Superior Telecommunications Inc. and DNE Systems, Inc. From October 2, 1996 through December 31, 1998, the results of operations represent the consolidated results of the Company subsequent to its reorganization and initial public offering as described in Note 1 to the accompanying consolidated financial statements.

    (c) The results of operations include, on a prospective basis, the acquisition of Alcatel N.A., which was acquired by Superior Telecommunications Inc. on May 11, 1995; the acquisition of 51% of Cables of Zion on May 5, 1998; the acquisition of 81% of Essex on November 27, 1998; and the acquisition of the remaining 19% of Essex on March 31, 1999.

    (d) Certain reclassifications have been made to net sales and cost of goods sold for the fiscal year ended April 30, 1998, the eight months ended December 31, 1998 and the year ended December 31, 1999 to conform with the December 31, 2000 presentation as discussed in Note 2 to the accompanying consolidated financial statements. The fiscal years ended April 30, 1997 and 1996 have not been restated.

    (e) Total debt includes debt of the Company's 50.2% owned Israeli subsidiary, Superior Israel, of $153.9 million, $120.7 million and $53.2 million at December 31, 2000, 1999 and 1998, respectively.

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

    Industry segment financial data (including sales and operating income by industry segment) for the twelve month periods ended December 31, 2000 and 1999, the eight-month transition period ended December 31, 1998, and the twelve month period ended April 30, 1998 is included in Note 20 to the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 2000 (2000) COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1999 (1999)

    Net sales for 2000 were $2.05 billion as compared to sales of $2.04 billion for 1999. Adjusted to a constant cost of copper, net sales in 2000 declined 4% as compared to 1999. The reduction in copper-adjusted sales for 2000 was due to lower sales in the Company's Electrical and OEM Groups partially offset by comparative sales growth in the Company's Communications Group.

    Communications Group sales for 2000 were $848.1 million, an increase of 8% on a copper-adjusted basis over 1999. Sales growth in 2000 as compared to 1999 was due to a 69% increase in sales of broadband products (which include fiber optic, copper premise and composite cables). Total broadband sales were $141.0 million in 2000 and reached an annualized run rate of $163.0 million in the fourth quarter of 2000. Sales growth in this product line was the result of strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and broadened marketing and sales activities. 2000 sales of copper outside plant (OSP) products, which are used principally by telephone companies in the local loop segment of the telephony network, decreased 1% as compared to copper-adjusted sales for the prior year primarily due to the loss of business under a major customer contract impacting the second half of 2000. This volume decline was offset partially by overall industry demand growth and increased sales in the distributor and international market.

    OEM Group sales were $613.4 million for 2000, reflecting a copper-adjusted decline of 1% as compared to 1999. The comparative sales decline reflected softening demand for magnet wire from the Company's major OEM customers due principally to an industry-wide economic slowdown in the second half of 2000, particularly impacting the construction, refrigeration, consumer durables and automotive sectors. The Company believes that the impact of end market demand slowdown was exacerbated by inventory reductions at several major customers.

    Electrical Group sales were $587.6 million for 2000, representing a decline of 21% on a copper-adjusted basis as compared to 1999. Sales volume in the Electrical Group was impacted by lower available productive capacity during 2000 as the Company was in the process of relocating and consolidating manufacturing equipment and balancing capacity in its building wire operations. Additionally, softening industry demand also impacted sales volume in the fourth quarter of 2000. The Company, having substantially completed its equipment relocation and capacity consolidation program, achieved a modest increase in production capacity and, subject to strengthening end market demand, has the capability for improving sales volume levels.

    Gross profit in 2000 was $340.1 million, a decline of $43.8 million as compared to gross profit of $383.9 million in 1999. The gross profit percentage in 2000 was 16.6%, a decline on a copper-adjusted basis of 130 basis points as compared to the prior year. The decline in gross profit and gross profit percentage was principally attributable to the Electrical Group, where comparative pricing pressures, lower sales and higher per unit production costs negatively impacted the gross profit and margin. Also impacting gross profit in all business segments during 2000 were increased raw material, freight and fuel costs, most of which were not recoverable through price adjustments due to competitive market factors.

    Selling, general and administrative expenses ("SG&A expenses") in 2000 were $156.4 million, an increase of 4% as compared to SG&A expenses of $150.8 million in 1999. The 2000 increase in SG&A expenses included higher Communications Group selling and marketing expenses to support broadband sales growth and incremental Superior Israel SG&A expenses related to entities acquired in late 1999, partially offset by the benefit of corporate restructuring actions initiated in the second quarter of 1999.

    Goodwill amortization increased from $19.6 million in 1999 to $21.0 million in 2000 principally as a result of incremental goodwill charges incurred after the acquisition of the minority interest component (19%) of Essex in March 1999.

    The Company incurred infrequent and unusual charges of $15.0 million during 2000 and $8.4 million during 1999. The infrequent and unusual charges in 2000 include $12.4 million related to the restructuring and consolidation program in the building wire (Electrical Group) operations and in the Company's Superior Israel operations and $2.6 million of start-up costs for the Company's Mexican magnet wire facility. The charges incurred during 1999 included $4.4 million associated with the evaluation and termination of a management information system project at Essex, $2.2 million related to manufacturing rationalization activities at Essex, $1.3 million related to manufacturing and corporate restructuring activities of Superior Israel and $0.5 million of start-up costs for the Company's Mexican magnet wire facility.

    Operating income before infrequent and unusual charges was $162.7 million, a decline of $50.7 million as compared to 1999. The comparative decline in operating income for the current year was principally attributable to lower sales and margins in the Electrical Group and the impact of increased raw material and other costs impacting all of the Company's business segments.

    Interest expense for 2000 was $129.9 million representing an increase of $9.8 million over the prior year. The increase in interest expense was the result of higher short-term (LIBOR) interest rates in 2000 and, to a lesser degree, higher interest costs at Superior Israel associated with acquisition related debt.

    Other income, net amounted to $1.0 million for 2000 and $2.5 million for 1999, with such income due primarily to currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked), as well as gains on the sale of certain fixed assets and investments.

    For 2000, the Company recorded income of $5.1 million related to the common equity minority interest component (49.8%) of losses incurred by Superior Israel. For 1999, the Company recorded a minority interest charge of $0.6 million reflecting the common equity minority interest component (19%) of Essex net income for the March 31, 1999 quarter, reduced by the minority interest component of Superior Israel's net loss for 1999.

    The Company recorded an after tax extraordinary charge of $1.6 million, or $0.08 per diluted share, in 1999. This charge represented previously capitalized deferred financing fees written off in connection with the refinancing of the Company's $200.0 million senior subordinated notes.

    Income before infrequent and unusual charges and goodwill amortization for 2000 was $27.5 million, or $1.37 per diluted share, as compared to income before infrequent, unusual and extraordinary charges and goodwill amortization of $62.9 million, or $3.01 per diluted share, for 1999, with the reduction in income in the current year being due to lower operating income combined with the impact of rising interest rates and higher interest expense. After infrequent, unusual and goodwill amortization charges, the Company incurred a net loss of $2.1 million, or $0.11 per diluted share, for 2000 as compared to net income of $37.2 million, or $1.78 per diluted share, for 1999.

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 1999
COMPARED TO THE EIGHT MONTHS ENDED DECEMBER 31, 1998

    Net sales were $2.037 billion for the twelve months ended December 31, 1999 as compared to net sales of $488.3 million during the eight months ended December 31, 1998. The comparative increase in net sales was due to the longer 1999 period used for comparison (twelve months versus eight months) and the inclusion of net sales from the acquired operations of Essex for twelve months versus only one month during the eight months ended December 31, 1998.

    The Communications Group net sales were $755.2 million for the twelve months ended December 31, 1999 compared to $386.2 million for the eight months ended December 31, 1998. The comparison is impacted by the longer 1999 period, the inclusion of net sales from the acquired operations of Essex for a full year in 1999, and growth in net sales of broadband products in 1999, partially offset by a reduction in sales of OSP cable products to major telephone exchange carriers during the second half of 1999.

    The OEM Group net sales were $594.7 million for the twelve months ended December 31, 1999 as compared to $43.9 million for the 1998 eight month period, with the 1998 period reflecting only one month's activity following the Essex acquisition.

    Net sales for the Electrical Group were $686.8 million for the twelve months ended December 31, 1999 as compared to $58.2 million for the 1998 eight month period, which 1998 period also reflects only one month's activity following the Essex acquisition.

    Gross profit for the twelve months ended December 31, 1999 was $383.9 million as compared to $103.0 million for the eight months ended December 31, 1998. The increase in gross profit resulted from the longer 1999 period (twelve months versus eight months) and the inclusion of gross profit contributed by the acquired operations of Essex for a full twelve month period. The gross margin percentage was 18.9% for the twelve months ended December 31, 1999 and 21.1% for the eight months ended December 31, 1998. The reduction in gross margin percentage was primarily attributable to the significant change in product mix resulting from the product lines acquired in the acquisition of Essex.

    SG&A expenses increased from $32.3 million for the eight months ended December 31, 1998 to $150.8 million for the twelve months ended December 31, 1999. The increase resulted from the longer comparison period (twelve month versus eight months) and the incremental expenses associated with the acquired operations of Essex, offset to some degree by corporate cost reductions instituted during 1999.

    Goodwill amortization increased from $2.4 million for the eight months ended December 31, 1998 to $19.6 million for the twelve months ended December 31, 1999 with such increase due to incremental goodwill associated with the acquisition of Essex.

    Operating income (excluding infrequent and unusual charges) was $213.4 million for the twelve months ended December 31, 1999 as compared to $68.2 for the eight months ended December 31, 1998. The increase reflects the longer comparison period and the operating income contribution from the acquired operations of Essex.

    The Company incurred infrequent and unusual charges of $8.4 million during the twelve months ended December 31, 1999 as previously discussed and $13.5 million during the eight months ended December 31, 1998. The infrequent and unusual charges in 1998 consisted of a $10.0 million investment advisory fee for services provided by Alpine related to the acquisition of Essex, a $2.9 million restructuring charge at Superior Israel related to plant consolidations and corporate rationalization activities and $0.6 million associated with the evaluation of management information systems at Essex.

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

    The Company recorded after tax extraordinary charges of $1.6 million, or $0.08 per diluted share, and $1.2 million, or $0.06 per diluted share, during the twelve months ended December 31, 1999 and eight months ended December 31, 1998, respectively. These charges represented the write-off of capitalized deferred financing fees associated with debt that was refinanced during these periods.

    Income before infrequent, unusual and extraordinary charges and goodwill amortization for the twelve month period ended December 31, 1999 was $62.9 million, or $3.01 per diluted share, as compared to income before infrequent, unusual and extraordinary charges and goodwill amortization of $31.9 million, or $1.49 per diluted share, for the eight months ended
December 31, 1998. After infrequent, unusual and extraordinary charges and goodwill amortization, net income for the twelve months ended December 1999 was $37.2 million, or $1.78 per diluted share, as compared to $21.0 million, or $0.98 per diluted share, for the eight months ended December 31, 1998.

RESULTS OF OPERATIONS--EIGHT MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THE YEAR ENDED APRIL 30, 1998

    Net sales were $488.3 million for the eight months ended December 31, 1998, representing a decrease of $30.2 million, as compared to net sales of $518.5 million for the fiscal year ended April 30, 1998. The comparative decrease in net sales for the eight month period ended December 31, 1998 was due to the shorter period comparison (eight months versus twelve months) and the impact of lower copper prices in the December 31, 1998 eight month period, partially offset by the inclusion in the 1998 eight month period of $114.2 million and $43.5 million in net sales contributed by the acquired operations of Essex and Superior Israel, respectively.

    Gross profit increased to $103.0 million during the eight month period ended December 31, 1998, as compared to gross profit of $99.2 million for the fiscal year ended April 30, 1998. The comparative increase in gross profit for the eight month period ended December 31, 1998 included the gross profit contribution from the Essex and Superior Israel acquisitions of $20.1 million and $7.1 million, respectively, and a comparative increase in gross margin percentage in the operations of the Communications Group, offset by the impact of the shorter period comparison.

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

    As previously discussed, during the eight month period ended December 31, 1998, the Company incurred infrequent and unusual charges of $13.5 million.

    Operating income was $54.7 million for the eight month period ended December 31, 1998, representing a decrease of $20.6 million, as compared to operating income of $75.3 million for the fiscal year ended April 30, 1998. The comparative decrease in operating income for the eight months ended
December 31, 1998 reflects the shorter period comparison and the impact of the aforementioned infrequent charges, offset by the operating income contribution of the acquired operations of Essex and Superior Israel.

    Interest expense was $16.7 million for the eight month period ended December 31, 1998, representing an increase of $8.6 million, as compared to interest expense of $8.1 million during the fiscal year ended April 30, 1998. The increase in interest expense reflects the increase in debt associated with the Essex and Superior Israel acquisitions offset by the shorter period comparison.

    Income before infrequent, unusual and extraordinary charges and goodwill amortization during the eight month period ended December 31, 1998 was $31.9 million, or $1.49 per diluted share, as compared to $42.4 million, or $1.99 per diluted share, for the fiscal year ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 2000, the Company generated $105.9 million in cash flows from operating activities consisting of $68.3 million in cash flows generated from operations (net income plus non-cash charges) plus
$37.6 million in cash flows provided from reductions in net working capital. Included in cash flows generated from operating activities was a use of cash flow from operating activities of $5.1 million in the Company's 50.2% owned, separately financed Israeli subsidiary, Superior Israel. The remainder of the Company's wholly-owned operations generated $111.0 million in cash flow from operating activities, including $32.6 million in cash flow generated primarily from net working capital reductions, principally from inventory reduction. Cash used for investing activities amounted to $90.7 million and consisted principally of capital expenditures and pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $16.5 million. The major components were a net increase in borrowings of Superior Israel of $32.9 million (including
$24.0 million related to Superior Israel Customer Loans) and other debt reductions (net) of $45.2 million.

    The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under its $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by the common stock of the Company's domestic subsidiaries and 65% of the common stock of its principal foreign subsidiaries. At December 31, 2000, the Company had $149.7 million in unused and excess borrowing availability under the Credit Agreement. The Credit Agreement contains certain performance and financial covenants that are measured on a quarterly basis. As of December 31, 2000, the Company was in compliance with all performance and financial covenants. The Company believes it can maintain compliance with such financial covenants through 2001 or obtain waivers from, or modifications to such covenants. In 2002, these financial covenants do require a significant improvement in financial performance from current operating levels to maintain compliance with such covenants.

    In addition to financing provided by the Credit Agreement and Sub Notes, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2001, although it may be extended for successive one-year periods, subject to agreement. The Company intends to seek an extension of this agreement prior to its expiration. At December 31, 2000, $160.0 million was outstanding under this program bearing an interest rate of 7.23%.

    The Company's principal debt service commitments for the next 12 months (excluding Superior Israel) amount to $80.4 million. Capital expenditures (excluding Superior Israel) for the next twelve months which are substantially discretionary are expected to approximate $30-$35 million. Management anticipates that the Company will continue to generate positive cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. The Company believes that operating cash flows plus excess funds available under the Company's Credit Agreement will be sufficient to fund the aforementioned debt service obligations and estimated capital expenditure levels over the next twelve month period.

    Superior Israel's operations are funded and financed separately, on a non recourse basis to the Company, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. Obligations under this credit facility are secured by all of the assets of Superior Israel. The credit facility contains customary performance and financial covenants. At December 31, 2000 Superior Israel had $7.7 million in excess availability under its revolving credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement
No. 133--an amendment of FASB Statement No. 133" which delayed SFAS No. 133's effective date for one year. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" which amends certain paragraphs of SFAS No. 133. SFAS No. 133 as amended, which is effective for the Company beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The cumulative effect of the change in accounting for derivative instruments recorded on January 1, 2001 was not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rates changes. At December 31, 2000, the Company has an interest rate cap on $400 million principal amount with a 90-day LIBOR rate cap at 7.0% expiring December 20, 2001. A one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million senior subordinated notes would increase annual interest expense by approximately 8% or $10.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and the year ended April 30, 1998 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    (b) None.

ITEM 14(C) EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
          2(a)          Stock Purchase Agreement, dated February 14, 1992, by and
                        between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc.
                        (incorporated herein by reference to Exhibit 1 to the
                        Current Report on Form 8-K of Alpine dated March 2, 1992).
          2(b)          Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and
                        Superior TeleTec Inc. (incorporated herein by reference to
                        Exhibit 2 to the Registration Statement on Form S-4
                        (Registration No. 33-9978) of Alpine, as filed with the
                        Securities and Exchange Commission (the "Commission") on
                        October 5, 1993).
          2(c)          Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc., Alcatel Canada
                        Wire, Inc., Superior Cable Corporation and Superior
                        TeleTec Inc. (the "Alcatel Acquisition Agreement")
                        (incorporated herein by reference to Exhibit 1 to the
                        Current Report on Form 8-K of Alpine dated May 24, 1995).
          2(d)          Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc., Alcatel Canada
                        Wire, Inc., Superior Cable Corporation and Superior
                        TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24,
                        1995).
          2(e)          Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated June 10, 1996
                        (incorporated herein by reference to Exhibit 2(b) to the
                        Annual Report on Form 10-K of Alpine for the year ended
                        April 30, 1996).
          2(f)          Share Purchase Agreement, dated as of May 5, 1998, among
                        CLAL Industries and Investments Ltd., ISAL Holland B.V. and
                        Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated
                        herein by reference to Exhibit 1 to the Current Report on
                        Form 8-K of the Company dated May 5, 1998).
          2(g)          Agreement and Plan of Merger, dated as of October 21, 1998, by and among the Company, SUT Acquisition Corp. and Essex
                        International Inc. (incorporated herein by reference to
                        Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4
                        (Registration No. 333-68889) of the Company and Superior
                        Trust I, as filed with the Commission on December 14, 1998, as amended (the "S-4"))
          2(h)          Amendment No. 1 to Agreement and Plan of Merger, dated as of
                        February 24, 1999, by and among the Company, SUT Acquisition
                        Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-2 to the Joint Proxy Statement/
                        Prospectus filed as part of the S-4).
          2(i)          Asset Purchase Agreement, dated October 2, 1998, among
                        Cables of Zion United Works Ltd., Cvalim--The Electric Wire
                        and Cable Company of Israel Ltd. and Dash Cable Industries
                        (Israel) Ltd. (incorporated herein by reference to
                        Exhibit 1 to the Current Report on Form 8-K of the Company
                        dated December 31, 1998 (the "Cvalim 8-K")).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
          2(j)          Amendment No. 1 to Asset Purchase Agreement, dated
                        December 31, 1998, among Cables of Zion United Works Ltd.,
                        Cvalim--The Electric Wire and Cable Company of Israel Ltd.
                        and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 2 to the Cvalim 8-K).
          3(a)          Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 3.2 to the Registration
                        Statement on Form S-1 (Registration No. 333-09933) of the
                        Company, as filed with the Commission on August 9, 1996, as amended (the "S-1")).
          3(b)          Certificate of Amendment, dated July 12, 1996, to the
                        Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 3.2 to the S-1).
          3(c)          Certificate of Amendment, dated August 6, 1996, to the
                        Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 3.3 to S-1).
          3(d)          Certificate of Amendment, dated March 31, 1999, to the
                        Certificate of Incorporation of the Company (incorporated
                        herein by reference to Exhibit 4.4 to the Registration
                        Statement on Form S-3 (Registration No. 333-68889) of the
                        Company, as filed with the Commission on August 17, 1999
                        (the "S-3")).
          3(e)          By-laws of the Company (incorporated herein by reference to
                        Exhibit 3.4 to the S-1).
          3(f)*         Amendment to the By-Laws of the Company.
          4(a)          Amended and Restated Declaration of Trust of Superior Trust
                        I, dated as of March 31, 1999, among the Company, American
                        Stock Transfer & Trust Company, as Property Trustee,
                        Wilmington Trust Company, as Delaware Trustee, and the
                        Administrative Trustees named therein (incorporated herein by reference to Exhibit 4.6 to the S-3).
          4(b)          Indenture for the 8 1/2% Convertible Subordinated Debentures
                        of the Company Due 2014, dated as of March 31, 1999, between the Company and American Stock Transfer & Trust Company, as
                        Indenture Trustee (incorporated herein by reference to
                        Exhibit 4.7 to the S-3).
          4(c)          Guarantee Agreement for the 8 1/2% Trust Convertible
                        Preferred Securities of Superior Trust I, dated as of
                        March 31, 1999, between the Company and American Stock
                        Transfer & Trust Company, as Guarantee Trustee (incorporated herein by reference to Exhibit 4.8 to the S-e).
          4(d)          Rights Agreement, dated as of December 28, 2000, between the
                        Company and American Stock Transfer & Trust Company, as
                        Rights Agent (incorporated herein by reference to
                        Exhibit 4.1 to the Form 8-A of the Company, as filed with
                        the Commission on January 9, 2001).
         10(a)          Amended and Restated Superior TeleCom Inc. 1996 Stock Option
                        Plan (incorporated herein by reference to Appendix D to the
                        Joint Proxy Statement/Prospectus filed as part of the S-4).
         10(b)          Employee Stock Purchase Plan (incorporated herein by
                        reference to Exhibit 10.1 to the S-1).
         10(c)          Lease Agreement, dated as of December 16, 1993, by and
                        between ALP(TX) QRS 11-28, Inc. and Superior TeleTec
                        Transmission Products, Inc. (incorporated herein by
                        reference to Exhibit (i) to the Quarterly Report on
                        Form 10-Q of Alpine for the quarter ended January 31, 1994).
         10(d)          First Amendment to Lease Agreement, dated as of May 10,
                        1995, by and between ALP (TX) QRS 11-28, Inc. and Superior
                        TeleTec Inc. (incorporated herein by reference to
                        Exhibit 10(o) to the Annual Report on Form 10-K of the
                        Alpine for the year ended April 30, 1995 (the "1995 Alpine
                        10-K")).
         10(e)          Second Amendment to Lease Agreement, dated as of July 21,
                        1995, by and between ALP (TX) QRS 11-28, Inc. and Superior
                        Telecommunications Inc. (incorporated herein by reference to
                        Exhibit 10(x) to the 1995 Alpine 10-K).
         10(f)          Third Amendment to Lease Agreement, dated as of October 2,
                        1996, by and between ALP (TX) QRS 11-28, Inc. and Superior
                        Telecommunications Inc. (incorporated herein by reference to
                        Exhibit 10.8 to the S-1).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         10(g)          First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Alpine and ALP (TX)
                        QRS 11-28, Inc. (incorporated herein by reference to
                        Exhibit 10.12 to the S-1).
         10(h)          Employment Agreement, dated April 26, 1996, between Superior
                        Telecommunications Inc. and Justin F. Deedy, Jr.
                        (incorporated herein by reference to Exhibit 10.3 to the
                        S-1).
         10(i)          Employment Agreement, dated as of October 17, 1996, between the Company and Steven S. Elbaum (incorporated herein by
                        reference to Exhibit 10(14) to the Quarterly Report on
                        Form 10-Q of the Company for the quarter ended January 31,
                        1997).
         10(j)          Letter Agreement, dated October 8, 1996, between the Company and Alpine relating to a capital contribution by Alpine to the Company (incorporated herein by reference to
                        Exhibit 10.2 to the S-1).
         10(k)          Letter Agreement, dated October 2, 1996, between the Company and Alpine relating to tax indemnification (incorporated
                        herein by reference to Exhibit 10.5 to the S-1).
         10(l)          Tax Allocation Agreement, dated as of October 2, 1996, among
                        Alpine, the Company and its subsidiaries (incorporated
                        herein by reference to Exhibit 10.9 to the S-1).
         10(m)          Exchange Agreement, dated October 2, 1996, between the
                        Company and Alpine (incorporated herein by reference to
                        Exhibit 10.10 to the S-1).
         10(n)          Registration Rights Agreement, dated October 2, 1996,
                        between the Company and Alpine (incorporated herein by
                        reference to Exhibit 10.11 to the S-1).
         10(o)          Services Agreement, dated October 2, 1996, between the
                        Company and Alpine (incorporated herein by reference to
                        Exhibit 10.4 to the S-1).
         10(p)          Amendment No. 1, dated as of May 1, 1997, to the Services
                        Agreement (incorporated herein by reference to
                        Exhibit 10(t) to the Annual Report on Form 10-K of the
                        Company for the year ended April 30, 1997).
         10(q)          Amendment No. 2, dated as of May 1, 1998, to the Services
                        Agreement (incorporated herein by reference to
                        Exhibit 10(w) to the Annual Report on Form 10-K of the
                        Company for the year ended April 30, 1998).
         10(r)          Amended and Restated Credit Agreement, dated as of
                        November 27, 1998 (the "Credit Agreement"), among
                        Superior/Essex Corp., Essex Group, Inc., the guarantors
                        named therein, various lenders, Merrill Lynch & Co., as
                        documentation agent, Fleet National Bank, as syndication
                        agent, and Bankers Trust Company, as administrative agent
                        (incorporated herein by reference to Exhibit 99.7 to the
                        Schedule 13D/A of Alpine, the Company, Superior/Essex Corp.
                        and SUT Acquisition Corp., as filed with the Commission on
                        December 7, 1998).
         10(s)          Senior Subordinated Credit Agreement, dated as of May 26,
                        1999 (the "Senior Subordinated Credit Agreement"), among
                        Superior/Essex Corp., as borrower, the Company, as parent, the subsidiary guarantors named therein, various lenders,
                        Fleet Corporate Finance, Inc., as syndication agent, and
                        Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 10(s) to the Annual Report on
                        Form 10-K of the Company for the year ended December 31,
                        1999 (the "1999 10-K").
         10(t)          Addendum No. 1 to the Application to Open an Account, dated
                        December 29, 1998, between Cables of Zion United Works Ltd.
                        and Bank Hapoalim B.M. (incorporated herein by reference to
                        Exhibit 3 to the Cvalim 8-K).
         10(u)          Superior TeleCom Inc. Stock Compensation Plan for
                        Non-Employee Directors (Amended and Restated effective as of
                        May 1, 2000) (incorporated herein by reference to
                        Exhibit 10.2 to the Quarterly Report on Form 10-Q of the
                        Company for the quarter ended June 30, 2000).
         10(v)          Amendment No. 1, dated as of December 10, 1999, to the
                        Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(v) to the 1999 10-K).
         10(w)          Amendment No. 2, dated as of February 18, 2000, to the
                        Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(w) to the 1999 10-K).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         10(x)          Fourth Amendment to Lease Agreement, dated as of
                        November 27, 1998, between ALP (TX) QRS 11-28, Inc. and
                        Superior Telecommunications Inc. (incorporated herein by
                        reference to Exhibit 10(x) to the 1999 10-K).
         10(y)          Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc.,
                        the Company and Alpine (incorporated herein by reference to
                        Exhibit 10(y) to the 1999 10-K).
         10(z)          Amendment No. 3, dated as of May 1, 1999, to the Services
                        Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the
                        quarter ended September 30, 2000 (the "September 2000
                        10-Q").
        10(aa)*         Amendment No. 1, dated as of December 31, 1998, to the
                        Credit Agreement.
        10(bb)*         Amendment No. 2 and Waiver, dated as of December 10, 1999, to the Credit Agreement.
        10(cc)          Amendment No. 3 and Waiver, dated as of March 13, 2000, to the Credit Agreement (incorporated herein by reference to
                        Exhibit 10.1 to the September 2000 10-Q).
        10(dd)          Amendment No. 4 and Waiver, dated as of September 30, 2000, to the Credit Agreement (incorporated herein by reference to
                        Exhibit 10.2 to the September 2000 10-Q).
        10(ee)*         Amendment No. 3, dated as of March 30, 2000, to the Senior
                        Subordinated Credit Agreement.
        10(ff)*         Amendment No. 4, dated as of April 20, 2000, to the Senior
                        Subordinated Credit Agreement.
        10(gg)*         Amendment No. 5, dated as of June 5, 2000, to the Senior
                        Subordinated Credit Agreement.
        10(hh)*         Superior TeleCom Inc. Deferred Stock Account Plan.
        10(ii)*         Superior TeleCom Inc. Deferred Cash Account Plan.
        10(jj)*         Amendment No. 1 to the Superior TeleCom Inc. Stock
                        Compensation Plan for Non-Employee Directors.
          18*           Letter regarding change in accounting principles.
         21 *           List of Subsidiaries
         23(a)*         Consent of Arthur Andersen LLP

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ STEVEN S. ELBAUM                   Chairman of the Board and Chief
     -------------------------------------------         Executive Officer (principal    April 2, 2001
                  Steven S. Elbaum                       executive officer)

                /s/ DAVID S. ALDRIDGE                  Chief Financial Officer and
     -------------------------------------------         Treasurer (principal financial  April 2, 2001
                  David S. Aldridge                      and accounting officer)

                /s/ EUGENE P. CONNELL
     -------------------------------------------       Director                          April 2, 2001
                  Eugene P. Connell

               /s/ ROBERT J. LEVENSON
     -------------------------------------------       Director                          April 2, 2001
                 Robert J. Levenson

                /s/ CHARLES Y.C. TSE
     -------------------------------------------       Director                          April 2, 2001
                  Charles Y.C. Tse

                 /s/ BRAGI F. SCHUT
     -------------------------------------------       Director                          April 2, 2001
                   Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants....................     F-2

Consolidated balance sheets as of December 31, 2000 and
  1999......................................................     F-3

Consolidated statements of operations for the years ended
  December 31, 2000 and 1999, the eight months ended
  December 31, 1998, and the year ended April 30, 1998......     F-4

Consolidated statements of stockholders' equity for the
  years ended December 31, 2000 and 1999, the eight months
  ended December 31, 1998, and the year ended April 30,
  1998......................................................     F-5

Consolidated statements of cash flows for the years ended
  December 31, 2000 and 1999, the eight months ended
  December 31, 1998, and the year ended April 30, 1998......     F-6

Notes to consolidated financial statements..................     F-8

SCHEDULE:

Report of independent public accountants....................    F-35

Schedule II-Valuation and qualifying accounts...............    F-36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Superior TeleCom Inc.:

    We have audited the accompanying consolidated balance sheets of Superior TeleCom Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the year ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior TeleCom Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the year ended April 30, 1998, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
February 13, 2001

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   13,002     $   14,305
  Accounts receivable, net..................................      280,411        261,263
  Inventories...............................................      261,859        313,571
  Other current assets......................................       41,385         38,325
                                                               ----------     ----------
    Total current assets....................................      596,657        627,464
Property, plant and equipment, net..........................      539,065        513,914
Other assets................................................       83,873         65,586
Goodwill, net...............................................      772,074        793,390
                                                               ----------     ----------
    Total assets............................................   $1,991,669     $2,000,354
                                                               ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings.....................................   $  160,000     $  140,369
  Superior Israel revolving credit facility.................       25,406             --
  Current portion of long-term debt.........................       91,401         85,831
  Accounts payable..........................................      143,927        147,290
  Accrued expenses..........................................       99,760         92,425
                                                               ----------     ----------
    Total current liabilities...............................      520,494        465,915
Long-term debt, less current portion........................    1,107,557      1,170,143
Minority interest in subsidiaries...........................        8,429         13,205
Other long-term liabilities.................................      110,245        104,124
                                                               ----------     ----------
    Total liabilities.......................................    1,746,725      1,753,387
                                                               ----------     ----------
Company-obligated Mandatorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures of the Company, net of discount....      134,941        133,959
Commitments and contingencies
Stockholders' equity:
  Common stock (21,133,361 and 20,980,101, shares issued at
    December 31, 2000 and 1999, respectively)...............          211            210
  Capital in excess of par value............................       40,937         38,765
  Accumulated other comprehensive deficit...................       (8,485)        (5,447)
  Retained earnings.........................................       96,483         98,623
                                                               ----------     ----------
                                                                  129,146        132,151
  Treasury stock, at cost (828,300 shares at December 31,
    2000 and 1999)..........................................      (19,143)       (19,143)
                                                               ----------     ----------
    Total stockholders' equity..............................      110,003        113,008
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $1,991,669     $2,000,354
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED           EIGHT MONTHS
                                               ---------------------------      ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                               (NOTE 1)
Net sales....................................   $2,049,048     $2,036,732      $488,279      $518,459
Cost of goods sold...........................    1,708,920      1,652,839       385,284       419,218
                                                ----------     ----------      --------      --------
  Gross profit...............................      340,128        383,893       102,995        99,241
Selling, general and administrative
  expenses...................................      156,437        150,833        32,333        22,181
Infrequent and unusual charges...............       14,961          8,431        13,511            --
Amortization of goodwill.....................       20,959         19,629         2,447         1,715
                                                ----------     ----------      --------      --------
  Operating income...........................      147,771        205,000        54,704        75,345
Interest expense.............................     (129,905)      (120,100)      (16,651)       (8,090)
Other income (expense), net..................          976          2,503          (346)          206
                                                ----------     ----------      --------      --------
  Income before income taxes, distributions
    on preferred securities of Superior Trust
    I, minority interest and extraordinary
    (loss)...................................       18,842         87,403        37,707        67,461
Provision for income taxes...................      (10,925)       (36,733)      (15,544)      (26,786)
                                                ----------     ----------      --------      --------
  Income before distributions on preferred
    securities of Superior Trust I, minority
    interest and extraordinary (loss)........        7,917         50,670        22,163        40,675
Distributions on preferred securities of
  Superior Trust I...........................      (15,145)       (11,289)           --            --
                                                ----------     ----------      --------      --------
  Income (loss) before minority interest and
    extraordinary (loss).....................       (7,228)        39,381        22,163        40,675
Minority interest in (earnings) losses of
  subsidiaries...............................        5,088           (596)           93            --
                                                ----------     ----------      --------      --------
  Income (loss) before extraordinary
    (loss)...................................       (2,140)        38,785        22,256        40,675
Extraordinary (loss) on early extinguishment
  of debt, net...............................           --         (1,617)       (1,243)           --
                                                ----------     ----------      --------      --------
  Net income (loss)..........................   $   (2,140)    $   37,168      $ 21,013      $ 40,675
                                                ==========     ==========      ========      ========
Net income per share of common stock:
  Basic:
    Income (loss) before extraordinary
      (loss).................................   $    (0.11)    $     1.91      $   1.07      $   1.95
    Extraordinary (loss) on early
      extinguishment of debt.................           --          (0.08)        (0.06)           --
                                                ----------     ----------      --------      --------
    Net income (loss) per basic share of
      common stock...........................   $    (0.11)    $     1.83      $   1.01      $   1.95
                                                ==========     ==========      ========      ========
  Diluted:
    Income (loss) before extraordinary
      (loss).................................   $    (0.11)    $     1.86      $   1.04      $   1.91
    Extraordinary (loss) on early
      extinguishment of debt.................           --          (0.08)        (0.06)           --
                                                ----------     ----------      --------      --------
    Net income (loss) per diluted share of
      common stock...........................   $    (0.11)    $     1.78      $   0.98      $   1.91
                                                ==========     ==========      ========      ========
Weighted average shares outstanding:
    Basic....................................       20,238         20,351        20,735        20,811
                                                ==========     ==========      ========      ========
    Diluted..................................       20,238         20,908        21,348        21,303
                                                ==========     ==========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     YEARS ENDED
                                    ---------------------------------------------       EIGHT MONTHS
                                        DECEMBER 31,            DECEMBER 31,                ENDED                YEAR ENDED
                                            2000                    1999              DECEMBER 31, 1998        APRIL 30, 1998
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                      SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                    ----------   --------   ----------   --------   ----------   --------   ----------   --------
Common stock:
  Balance at beginning of
    period........................  20,980,101   $    210   20,287,274   $    203   16,170,666   $   162    12,926,536   $   129
  Exercise of stock options.......          --         --       18,101         --       52,163        --         3,162        --
  Employee stock purchase plan....     153,260          1       63,655          1        4,745        --         7,333         1
  Partial stock split.............          --         --           --         --    4,059,700        41     3,233,635        32
  Stock dividend..................          --         --      611,071          6           --        --            --        --
                                    ----------   --------   ----------   --------   ----------   -------    ----------   -------
    Balance at end of period......  21,133,361        211   20,980,101        210   20,287,274       203    16,170,666       162
Capital in excess of par value:
  Balance at beginning of
    period........................                 38,765                  28,332                 27,528                  27,340
  Exercise of stock options.......                    270                     905                    680                      46
  Employee stock purchase plan....                  1,304                     889                    165                     174
  Compensation expense related to
    stock grants..................                    598                      --                     --                      --
  Partial stock split.............                     --                      --                    (41)                    (32)
  Stock dividend..................                     --                   8,639                     --                      --
                                                 --------                --------                -------                 -------
    Balance at end of period......                 40,937                  38,765                 28,332                  27,528
Accumulated other comprehensive
  deficit:
  Balance at beginning of
    period........................                 (5,447)                 (6,081)                (1,528)                   (831)
  Foreign currency translation
    adjustment....................                 (3,093)                  1,500                 (4,553)                   (697)
  Additional minimum pension
    liability.....................                     55                    (866)                    --                      --
                                                 --------                --------                -------                 -------
    Balance at end of period......                 (8,485)                 (5,447)                (6,081)                 (1,528)
Retained earnings:
  Balance at beginning of
    period........................                 98,623                  75,043                 56,044                  17,390
  Net income (loss)...............                 (2,140)                 37,168                 21,013                  40,675
  Cash dividends declared.........                     --                  (4,943)                (2,014)                 (2,021)
  Stock dividend..................                     --                  (8,645)                    --                      --
                                                 --------                --------                -------                 -------
    Balance at end of period......                 96,483                  98,623                 75,043                  56,044
Treasury stock:
  Balance at beginning of
    period........................    (828,300)   (19,143)    (210,875)    (6,117)          --        --            --        --
  Purchase of treasury stock......          --         --     (593,300)   (13,026)    (168,700)   (6,117)           --        --
  Partial stock split.............          --         --           --         --      (42,175)       --            --        --
  Stock dividend..................          --         --      (24,125)        --           --        --            --        --
                                    ----------   --------   ----------   --------   ----------   -------    ----------   -------
    Balance at end of period......    (828,300)   (19,143)    (828,300)   (19,143)    (210,875)   (6,117)           --        --
Total stockholders' equity........  20,305,061   $110,003   20,151,801   $113,008   20,076,399   $91,380    16,170,666   $82,206
                                    ==========   ========   ==========   ========   ==========   =======    ==========   =======
Comprehensive income (loss).......               $ (5,178)               $ 37,802                $16,460                 $39,978
                                                 ========                ========                =======                 =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                       YEARS ENDED           EIGHT MONTHS
                                               ---------------------------      ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                               (NOTE 1)
Cash flows from operating activities:
  Income (loss) before extraordinary
    (loss)...................................    $ (2,140)      $ 38,785      $   22,256     $40,675
  Adjustments to reconcile income (loss)
    before extraordinary (loss) to cash
    provided by operating activities:
  Depreciation and amortization..............      62,931         58,813          11,926      10,045
  Amortization of deferred financing costs...       5,621          4,805           1,046       1,059
  Provision (benefit) for deferred taxes.....       7,022         12,536             174        (545)
  Minority interest in earnings (losses) of
    subsidiary...............................      (5,088)           596             (93)         --
  Change in assets and liabilities, net of
    effects from companies acquired:
    Accounts receivable......................     (18,575)       (37,505)         18,655       1,971
    Inventories..............................      52,097         26,751         (19,615)     12,998
    Other current and noncurrent assets......       1,544         14,834             638        (213)
    Accounts payable and accrued expenses....       6,400         (3,153)        (20,538)      4,756
    Other, net...............................      (3,938)          (178)            698      (1,158)
                                                 --------       --------      ----------     -------
Cash flows provided by operating
activities...................................     105,874        116,284          15,147      69,588
                                                 --------       --------      ----------     -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.........          --        (10,842)     (1,104,679)         --
  Capital expenditures.......................     (78,339)       (72,237)        (28,014)    (18,488)
  Net proceeds from sale of assets...........      10,195         14,197           1,751       5,113
  Superior Israel customer loans.............     (23,989)       (28,708)         (4,953)         --
  Other......................................       1,450            (53)             --          --
                                                 --------       --------      ----------     -------
Cash flows used for investing activities.....     (90,683)       (97,643)     (1,135,895)    (13,375)
                                                 --------       --------      ----------     -------
Cash flows from financing activities:
  Short-term borrowings (repayments), net....      19,631         20,260         (12,895)         --
  Borrowings (repayments) under revolving
    credit facilities, net...................      13,912         12,596           8,899     (42,307)
  Debt issuance costs........................      (4,597)        (6,294)        (31,026)         --
  Long-term borrowings.......................      61,232        279,348       1,171,153          --
  Repayments of long-term borrowings.........    (107,059)      (310,342)         (1,044)     (3,963)
  Dividends paid on common stock.............          --         (4,943)         (2,014)     (1,011)
  Purchase of treasury stock.................          --        (13,026)         (6,117)         --
  Other......................................         387          1,955              36        (118)
                                                 --------       --------      ----------     -------
Cash flows provided by (used for) financing
activities...................................     (16,494)       (20,446)      1,126,992     (47,399)
                                                 --------       --------      ----------     -------

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                       YEARS ENDED           EIGHT MONTHS
                                               ---------------------------      ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                               (NOTE 1)
Net increase (decrease) in cash and cash
  equivalents................................    $ (1,303)      $ (1,805)     $    6,244     $ 8,814
Cash and cash equivalents at beginning of
  period.....................................      14,305         16,110           9,866       1,052
                                                 --------       --------      ----------     -------
Cash and cash equivalents at end of period...    $ 13,002       $ 14,305      $   16,110     $ 9,866
                                                 ========       ========      ==========     =======
Supplemental disclosures:
  Cash paid for interest, net of amount
    capitalized..............................    $117,141       $109,963      $   11,702     $ 7,402
                                                 ========       ========      ==========     =======
  Cash paid for income taxes, net of
    refunds..................................    $  7,371       $  3,818      $   27,396     $29,440
                                                 ========       ========      ==========     =======
  Acquisition of businesses:
    Assets, net of cash acquired.............                                 $1,599,305
    Liabilities assumed......................                                   (428,097)
    Minority interest in subsidiaries........                                    (66,529)
                                                                              ----------
    Net cash paid............................                                 $1,104,679
                                                                              ==========
  Acquisition of Essex minority interest:
    Net assets acquired including goodwill...                   $ 83,044
    Minority interest in subsidiary..........                     50,246
                                                                --------
    Issuance of Company-obligated Mandatorily
      Redeemable Trust Convertible Preferred
      Securities of Superior Trust I holding
      solely convertible debentures (net of
      discount of $33.3 million).............                   $133,290
                                                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    DESCRIPTION OF BUSINESS

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") manufactures wire and cable products for the communications, original equipment manufacturer ("OEM"), and electrical markets. The Company is a manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls, and building and industrial wire for applications in commercial and residential construction and industrial facilities. The Company operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom, Israel and Mexico.

    ORGANIZATIONAL HISTORY

    Superior was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. ("STI") and DNE
Systems, Inc., were contributed to the Company in exchange for 100% of the shares of the Company's then outstanding common stock. In October 1996, the Company sold 9.4 million shares of its common stock through an initial public offering (the "Offering"). As a result of the Offering, Alpine's ownership interest was reduced to 50.1%. As a result of treasury stock purchases and other transactions following the Offering, Alpine's ownership interest was approximately 51.5% at December 31, 2000.

    On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex"). On
March 31, 1999, the Company acquired the remaining 19% of the Essex common stock through the issuance of 8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests (see Note 5).

    CHANGE IN YEAR END

    On December 15, 1998, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    These financial statements present the consolidated balance sheets of the Company at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended
December 31, 2000 and 1999, for the eight months ended December 31, 1998, and for the year ended April 30, 1998 ("fiscal 1998"). All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

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

Building and improvements...................................  10 to 40 years
Machinery and equipment.....................................   3 to 15 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During 2000 and 1999, $5.0 million and $2.0 million, respectively, was capitalized in connection with various capital projects.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at December 31, 2000 and 1999, was $49.6 million, and $28.6 million, respectively. The Company periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value.

    DEFERRED FINANCING COSTS

    Origination costs incurred in connection with outstanding debt financings are included in the balance sheet in other assets. These deferred financing costs are being amortized over the lives of the applicable debt instruments on a straight-line basis and are charged to operations as additional interest expense.

    AMOUNTS DUE CUSTOMERS

    Included in accrued expenses at December 31, 2000 and 1999, are certain amounts due customers totaling $14.6 million and $12.8 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Revenue is recognized when the following criteria are met: pervasive evidence of an agreement exists, delivery has occurred, the Company's price to the buyer is fixed and determinable, and collectability is reasonably assured.

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

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998 amounted to $7.2 million, $6.6 million, $2.7 million and $3.0 million, respectively.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred.

    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming the conversion of outstanding stock options and grants under the treasury stock method.

    COMPREHENSIVE INCOME

    Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments and minimum pension liability adjustments.

    CONCENTRATION OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During both the eight months ended December 31, 1998 and fiscal 1998, sales to the regional Bell operating companies and major independent telephone companies represented 88% of STI's North American net sales. At December 31, 2000 and 1999, accounts receivable from these customers amounted to $27.2 million and $25.6 million, respectively.

    Accounts receivable includes allowances for doubtful accounts of $5.0 million and $3.2 million at December 31, 2000 and 1999, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the December 31, 1999 and 1998 and fiscal 1998, consolidated financial statements to conform with the December 31, 2000 presentation.

    NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed SFAS No. 133's effective date for one year. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" which amends certain paragraphs of SFAS No. 133. SFAS
No. 133 as amended, which is effective for the Company beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The Company has evaluated the effect of these statements on its derivative instruments, which are primarily commodity futures, foreign currency forward contracts and interest rate swaps. The cumulative effect of the change in accounting for derivative instruments recorded on January 1, 2001 was not material.

    In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10--ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The EITF consensus establishes guidance on the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement which includes such costs if the costs are not included in cost of sales and are significant. The Company implemented EITF 00-10 in the fourth quarter of 2000. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold. Shipping and handling revenues that were reclassified from cost of sales to net sales were $10.8 million, $9.2 million, $2.2 million and $1.9 million for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which provides the SEC's views regarding revenue recognition in financial statements, including income statement presentation and disclosure. SAB 101 clarifies that revenue generally is realized or realizable when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company is in compliance with the provisions of SAB 101 and this bulletin had no effect on the results of operations or financial position of the Company.

3. INVENTORIES

    At December 31, 2000 and 1999, the components of inventories are as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Raw materials.......................................    $ 45,793       $ 50,618
Work in process.....................................      42,006         42,150
Finished goods......................................     190,782        233,142
                                                        --------       --------
                                                         278,581        325,910
LIFO reserve........................................     (16,722)       (12,339)
                                                        --------       --------
                                                        $261,859       $313,571
                                                        ========       ========

    During the year ended December 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex from the LIFO method to the FIFO method. This change was made to conform to consistent operational and accounting policies for the Company's communications segment. Utilization of the FIFO method of accounting for the year ended December 31, 1999 resulted in net income being $0.6 million or $0.03 per diluted share greater than net income under the LIFO method.

    Inventories valued using the LIFO method amounted to $133.6 million and $167.3 million at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, inventory quantities were reduced which resulted in a LIFO layer liquidation. The impact of the liquidation reduced net loss by $1.6 million.

4. PROPERTY, PLANT AND EQUIPMENT

    At December 31, 2000 and 1999, property, plant and equipment consists of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Land................................................    $ 23,652       $ 25,230
Buildings and improvements..........................     148,540        122,810
Machinery and equipment.............................     483,459        443,062
                                                        --------       --------
                                                         655,651        591,102
Less accumulated depreciation.......................     116,586         77,188
                                                        --------       --------
                                                        $539,065       $513,914
                                                        ========       ========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    Depreciation expense for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998, was $41.0 million, $38.5 million, $9.5 million and $8.3 million, respectively.

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

    The acquisitions of Cables of Zion, Cvalim and Pica Plast were accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion, Cvalim and Pica Plast are included in the Company's consolidated financial statements on a prospective basis from the date of their respective acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for the year ended December 31, 1999, the eight months ended December 31, 1998 and the year ended April 30, 1998, which give effect to the acquisition of Essex and the acquisition of Cables of Zion as if the transactions had occurred on May 1, 1997, are presented below. The pro forma results of operations do not include the results of operations

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

5. ACQUISITIONS (CONTINUED)
of Cvalim or Pica Plast prior to their dates of acquisition as they are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

                                                         EIGHT MONTHS
                                           YEAR ENDED       ENDED       YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                              1999           1998          1998
                                          ------------   ------------   ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................   $2,036,732     $1,351,089    $2,277,246
Income before income taxes,
  distributions on preferred securities
  of subsidiary trust, minority interest
  and extraordinary (loss)..............       86,613         30,204    $  119,521
Income before extraordinary (loss)......       37,429          6,617        55,129
Extraordinary (loss) on early
  extinguishment of debt................       (1,617)        (1,243)           --
                                           ----------     ----------    ----------
Net income applicable to common stock...   $   35,812     $    5,374    $   55,129
                                           ==========     ==========    ==========

Net income per diluted share of common
  stock:
  Income before extraordinary (loss)....   $     1.79     $     0.31    $     2.59
  Extraordinary (loss) on early
    extinguishment of debt..............        (0.08)         (0.06)           --
                                           ----------     ----------    ----------
  Net income per diluted share of common
    stock...............................   $     1.71     $     0.25    $     2.59
                                           ==========     ==========    ==========

6. ACCRUED EXPENSES

    At December 31, 2000 and 1999, accrued expenses consist of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Accrued wages, salaries and employee benefits.......     $23,085        $26,657
Other accrued expenses..............................      76,675         65,768
                                                         -------        -------
                                                         $99,760        $92,425
                                                         =======        =======

7. SHORT-TERM BORROWINGS

    At December 31, 2000 and 1999, short-term borrowings consist principally of $160.0 million and $140.4 million, respectively, in borrowings under an accounts receivable securitization program which provides for up to $160.0 million in short-term financing through the issuance of secured commercial

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

7. SHORT-TERM BORROWINGS (CONTINUED)
paper through a limited purpose subsidiary. Under the receivable securitization program, the Company has granted a security interest in all its trade accounts receivable of domestic subsidiaries to secure borrowings under the facility. The receivable securitization program expires on November 30, 2001, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 6.88% and 6.37% at December 31, 2000 and 1999) plus 0.35%.

8. DEBT

    At December 31, 2000 and 1999, long-term debt consists of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Senior revolving credit facility (a)................   $   71,001     $   53,735
Term loan A (a).....................................      374,420        446,433
Term loan B (a).....................................      408,346        415,542
Senior subordinated notes (a).......................      200,000        200,000
Cables of Zion credit facility (b)..................       88,522         82,507
Other...............................................       82,075         57,757
                                                       ----------     ----------
Total debt..........................................    1,224,364      1,255,974
Less current portion of long-term debt..............       91,401         85,831
Less Superior Israel revolving credit facility......       25,406             --
                                                       ----------     ----------
                                                       $1,107,557     $1,170,143
                                                       ==========     ==========

    At December 31, 2000, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, was approximately $1,124.6 million. The Company has entered into several interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on certain of the Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair market value of the interest rate caps and swaps was $6.4 million at December 31, 1999. At December 31, 2000, the Company had an interest rate cap outstanding with a notional amount of $400 million with a 90-day LIBOR rate cap at 7.0% and a fair value of zero.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
    The aggregate principal maturities of long-term debt for the five years subsequent to December 31, 2000 are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................    $  116,807
2002........................................................       106,777
2003........................................................       200,917
2004........................................................       330,840
2005........................................................       201,835
Thereafter..................................................       267,188
                                                                ----------
                                                                $1,224,364
                                                                ==========

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

       The revolving credit facility is available to the Company's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate and mature on May 27, 2004. Interest on the outstanding balance is based upon LIBOR plus 3.25% or the base rate (prime) plus 2.25%, (10.03% and 9.97% at December 31, 2000 and 1999, respectively), and is payable quarterly.

       The term loan A is repayable in varying installments over five and one-half years, with interest payable quarterly based upon LIBOR plus 3.25% or the base rate (prime) plus 2.25%, (10.06% and 10.5% and at December 31, 2000 and 1999, respectively), and matures on May 27, 2004.

       The term loan B is repayable in varying installments over seven years, with interest payable quarterly based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0% (10.88% and 9.94% at December 31, 2000 and 1999, respectively), and matures on November 27, 2005.

       The senior subordinated notes were due in November 2006. Interest for the initial six months was LIBOR plus 4.25% or base rate (prime) plus 3.25%. On May 26, 1999, the Company refinanced its $200 million senior subordinated notes. The new senior subordinated notes include a $120 million term note A and an $80 million term note B, which are due May 26, 2007. Interest for the term note A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0% and after the nine month anniversary of the borrowing date through maturity is LIBOR plus 5% (11.81% and 10.19% at December 31, 2000 and 1999). Interest on the term note B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0% and after the nine month anniversary of the borrowing date through maturity is LIBOR plus 5% (11.13% and 10.19% at December 31, 2000 and
       1999).

       All the borrowings under the above described credit arrangements are guaranteed by each of the Company's principal domestic subsidiaries. The common stock of all such domestic subsidiaries of the Company and 65% of the common stock of its foreign subsidiaries have been pledged to secure the guarantees (other than those guarantees given with respect to the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
       senior subordinated notes). The obligations under these credit arrangements (other than the senior subordinated notes) are secured by substantially all of the assets of the Company and its domestic subsidiaries.

    (b) In connection with the December 31, 1998 acquisition of the Cvalim assets, Superior Israel entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Superior Israel term loan") and a $30.0 million revolving credit facility ("Superior Israel revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. In October 1999, Superior Israel increased the amount available under the credit facility by $10.0 million, which increased the term loan availability to $63.0 million.

       The Superior Israel term loan is repayable on December 31, 2008. Interest on the Superior Israel term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18-30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%. Interest on the Superior Israel revolving credit facility outstanding balance is based upon either LIBOR plus 0.4%, the lending bank's prime rate minus 1.1%, or a rate to be agreed upon by the parties. The Superior Israel credit facility terminates on December 31, 2003. Obligations under the Superior Israel credit facility are secured by all of the assets of Superior Israel. At December 31, 2000, Superior Israel was not in compliance with certain financial covenants under the Superior Israel credit facility and has classified the $25.4 million outstanding under this facility as current in the December 31, 2000 balance sheet.

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness. During 2000, the credit facilities described in (a) above were amended with respect to certain restrictive covenants relating to maintenance of certain financial ratios.

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

9. TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31, 1999, Superior Trust I (the "Trust"), a trust in which the Company owns all the common equity interests, issued 3,332,254 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") with an aggregate principal amount of $171,765,650, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of the Company at the rate of 1.1496 shares of the Company's common

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

9. TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED) stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Security, plus accrued and unpaid dividends.

    The Trust Convertible Preferred Securities are not redeemable before
April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed by the Company at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, the Company has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share cash redemption price of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of the Company's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate, equals or exceeds $65.00 per share. The Company has reserved 3,830,759 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

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

    The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2000, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $23.3 million.

10. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the year ended April 30, 1998, is as follows:

                                                           YEAR ENDED                        YEAR ENDED
                                                        DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                 -------------------------------   -------------------------------
                                                   NET                 PER SHARE     NET                 PER SHARE
                                                   LOSS      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings (loss) per common share before
  extraordinary (loss).........................  $(2,140)    20,238     $(0.11)    $38,785     20,351      $1.91
                                                 =======                ======     =======                 =====
Dilutive impact of stock options and grants....                  --                               557
                                                             ------                            ------
Diluted earnings (loss) per common share before
  extraordinary (loss).........................  $(2,140)    20,238     $(0.11)    $38,785     20,908      $1.86
                                                 =======     ======     ======     =======     ======      =====

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

10. EARNINGS PER SHARE (CONTINUED)

                                                       EIGHT MONTHS ENDED                    YEAR ENDED
                                                        DECEMBER 31, 1998                  APRIL 30, 1998
                                                 -------------------------------   -------------------------------
                                                   NET                 PER SHARE     NET                 PER SHARE
                                                  INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per common share before
  extraordinary (loss).........................  $22,256     20,735      $1.07     $40,675     20,811      $1.95
                                                 =======                 =====     =======                 =====
Dilutive impact of stock options and grants....                 613                               492
                                                             ------                            ------
Diluted earnings per common share before
  extraordinary (loss).........................  $22,256     21,348      $1.04     $40,675     21,303      $1.91
                                                 =======     ======      =====     =======     ======      =====

    As a publicly traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to the acquisition. At December 31, 2000, the impact of stock options to the Company's earnings per share calculation was anti-dilutive. The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation as the impact would be anti-dilutive.

11. STOCKHOLDERS' EQUITY

    The Company has 35,000,000 shares of common stock authorized for issuance, with a $0.01 par value. At December 31, 2000 and 1999, the Company had 21,133,361 and 20,980,101 common shares, respectively, issued and 20,305,061 and 20,151,801 common shares, respectively, outstanding.

    On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000. As a result, 612,069 shares were issued on February 11, 2000. On both January 11, 1999 and January 15, 1998, the Company declared five-for-four common stock splits, which were effected in the form of a 25% stock dividend paid on February 3, 1999 and February 2, 1998, respectively. As a result, 4,059,700 and 3,233,635 shares, respectively, were issued to stockholders of record on January 20, 1999 and January 23, 1998, respectively. All references to common shares (except shares authorized and issued) and to per share information in the consolidated financial statements have been adjusted to reflect the stock splits and stock dividend on a retroactive basis.

    The Company declared a $0.25 per common share cash dividend payable quarterly at a rate of $0.0625 per share beginning in January 1998 and continuing through October 1999. Cash dividends, totaling $4.9 million, $2.0 million and $2.0 million, were declared during the year ended December 31, 1999, the eight months ended December 31, 1998 and fiscal 1998, respectively.

    In December 2000, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $10.88, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons acquire, or commence a tender offer that would result in a person or group acquiring beneficial ownership of 15% or more of the outstanding common shares. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of common stock of the Company and stock of the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

11. STOCKHOLDERS' EQUITY (CONTINUED)
acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on December 28, 2010 at a redemption price of $0.01 per Right. At December 31, 2000, 500,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

12. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Superior TeleCom Inc. 1996 Stock Option Plan (the "Option Plan") which has 3,170,469 shares of common stock reserved for issuance. At December 31, 2000, there were 174,597 shares of common stock available for issuance under the Option Plan. Participation in the Option Plan is limited to employees, directors, and consultants of the Company, its parent and affiliates thereof. The Option Plan provides for grants of incentive and non-incentive stock options, which cannot be exercised in the first year or after ten years from the date of grant. In January 2001, subject in certain circumstances to stockholder approval of amendments to the Option Plan, the Company adopted a stock option restructuring program under the Option Plan pursuant to which designated employees may elect to cancel certain of their outstanding stock options in exchange for the grant of replacement stock options or shares of restricted stock, depending upon the number of stock options held by the employee and non-employee directors of the Company may elect to cancel certain of their outstanding stock options in exchange for the grant of a replacement stock option. Approximately 2.9 million options are subject to cancellation and the new options granted will be accounted for on a variable basis.

    The Company also sponsors the Superior TeleCom Employee Stock Purchase Plan (the "ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 402,344 shares of the Company's common stock reserved under the ESPP, of which 153,260 shares, 63,655 shares, 4,745 shares and 7,333 shares were issued to employees during the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and fiscal 1998, respectively.

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

    The Company sponsors unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus and shares issued upon stock option exercises, as defined by the plans. The plans also provide for matching contributions of Company common stock on shares deferred upon exercise of stock options. Shares issued pursuant to the deferred stock component of these plans are held in an irrevocable grantor trust. Compensation expense related to these plans for the year ended December 31, 2000 was $0.5 million.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)
    The Company continues to account for stock-based compensation (including options issued under the Option Plan and the ESPP) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees or directors at an exercise price at or above the common stock's fair market value. Had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, the Company's net income and basic and diluted net income per share of common stock for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the year ended April 30, 1998, would approximate the following pro forma amounts:

                                                               YEAR ENDED            YEAR ENDED
                                                            DECEMBER 31, 2000     DECEMBER 31, 1999
                                                           -------------------   -------------------
                                                              AS        PRO         AS        PRO
                                                           REPORTED    FORMA     REPORTED    FORMA
                                                           --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)........................................  $(2,140)   $(5,513)   $37,168    $32,407
Net income (loss) per basic share of common stock........  $ (0.11)   $ (0.27)   $  1.83    $  1.59
Net income (loss) per diluted share of common stock......  $ (0.11)   $ (0.27)   $  1.78    $  1.57

                                                          EIGHT MONTHS ENDED        YEAR ENDED
                                                           DECEMBER 31,1998       APRIL 30, 1998
                                                          -------------------   -------------------
                                                             AS        PRO         AS        PRO
                                                          REPORTED    FORMA     REPORTED    FORMA
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income..............................................  $21,013    $18,882    $40,675    $39,030
Net income per basic share of common stock..............  $  1.01    $  0.91    $  1.95    $  1.88
Net income per diluted share of common stock............  $  0.98    $  0.88    $  1.91    $  1.83

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for December 31, 2000, 1999 and 1998 and April 30, 1998, respectively: dividend yield of 2%, 2%, 1% and 1%; expected volatility of 64%, 53%, 43% and 39%; risk-free interest rate of 5.11%, 6.30%, 4.57%, and 5.53%; and expected life of four years for all periods. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black-Scholes option-pricing model) during December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998, was $5.33, $7.99, $11.05 and $7.39, respectively. The weighted average per share fair value of options granted at an exercise price above the fair market value during the year ended December 31, 1999 was $19.47.

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)

    The following table summarizes stock option activity for the year ended April 30, 1998, the eight months ended December 31, 1998, and the years ended December 31, 1999 and 2000:

                                                                SHARES      WEIGHTED-AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
Outstanding at April 30, 1997...............................   1,203,415         $9.98
  Exercised.................................................      (4,989)        10.00
  Canceled..................................................     (42,635)         9.99
  Granted...................................................      77,250         20.47
                                                               ---------
Outstanding at April 30, 1998...............................   1,233,041         10.64
  Exercised.................................................     (66,462)        10.08
  Canceled..................................................      (8,692)        29.51
  Granted...................................................     641,339         29.61
                                                               ---------
Outstanding at December 31, 1998............................   1,799,226         17.33
  Exercised.................................................     (18,644)        10.94
  Canceled..................................................     (35,295)        30.19
  Granted...................................................   1,197,567         17.78
                                                               ---------
Outstanding at December 31, 1999............................   2,942,854         17.54
  Canceled..................................................    (282,019)        18.91
  Granted...................................................     646,692         11.52
                                                               ---------
Outstanding at December 31, 2000............................   3,307,527         16.29
                                                               =========

    Information with respect to stock-based compensation plan stock options outstanding at December 31, 2000, is as follows:

                                      OPTIONS OUTSTANDING
                        -----------------------------------------------
                                               WEIGHTED-
                                                AVERAGE       WEIGHTED-             OPTIONS EXERCISABLE
                             NUMBER            REMAINING       AVERAGE    ----------------------------------------
       EXERCISE          OUTSTANDING AT       CONTRACTUAL     EXERCISE    NUMBER EXERCISABLE AT   WEIGHTED AVERAGE
        PRICES          DECEMBER 31, 2000   LIFE (IN YEARS)     PRICE       DECEMBER 31, 2000      EXERCISE PRICE
       --------         -----------------   ---------------   ---------   ---------------------   ----------------
$5.31.................         48,280              9.78        $ 5.31                   0              $   --
$9.94-$11.13..........      1,249,274              6.30         10.01           1,072,723                9.97
$12.25-$17.23.........      1,291,226              8.53         15.78             325,631               16.76
$22.82-$30.78.........        718,747              7.54         28.85             464,472               28.86
                            ---------                                           ---------
                            3,307,527              7.49         16.29           1,862,826               15.87
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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)
    Superior sponsors several defined benefit pension plans and an unfunded supplemental executive retirement plan (the "SERP"). The SERP provides retirement benefits based on the same formula as in effect under a certain salaried employees' plan, but only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. The defined benefit pension plans and the SERP generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Assets of the plans consist principally of cash and cash equivalents, short-term investments, equities and fixed income instruments.

    During the fourth quarter ended December 31, 2000 and effective as of January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses in computing annual pension cost for certain plans. Unrecognized actuarial gains and losses exceeding ten percent of the greater of the projected benefit obligation or the market value of plan assets are amortized over five years. Under the previous method, all unrecognized gains and losses exceeding the ten percent corridor were amortized over the average remaining service life of active employees. Amortizing these amounts over five years results in more timely recognition of significant actuarial gains and losses in annual pension cost. This change resulted in net income for the year ended December 31, 2000 being $1.0 million or $0.05 per diluted share greater than net income under the previous method. The impact related to prior quarters of the year was not material.

    The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the years ended December 31, 2000 and 1999 and the eight months ended December 31, 1998, are presented below, along with amounts recognized in the respective consolidated balance sheets and consolidated statements of operations:

                                                                                      POST-RETIREMENT
                                  DEFINED BENEFIT PENSION PLANS                     HEALTH CARE BENEFITS
                            ------------------------------------------   ------------------------------------------
                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                2000           1999           1998           2000           1999           1998
                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT
OBLIGATION:
  Benefit obligation at
    beginning of year.....    $ 93,387       $105,005       $  4,927       $ 2,085        $ 2,174        $ 1,994
  Impact of
    acquisitions..........          --             --         99,364            --             --             --
  Service cost............       3,525          5,423            550            60             72             44
  Interest cost...........       7,256          7,164            792           166            152             91
  Actuarial (gain) loss...       4,302        (20,223)            41           168           (228)            87
  Impact of foreign
    currency exchange.....        (205)           300           (339)           --             --             --
  Benefits paid...........      (2,978)        (4,282)          (330)          (85)           (85)           (42)
                              --------       --------       --------       -------        -------        -------
  Benefit obligation at
    end of year...........    $105,287       $ 93,387       $105,005       $ 2,394        $ 2,085        $ 2,174
                              ========       ========       ========       =======        =======        =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)

                                                                                      POST-RETIREMENT
                                  DEFINED BENEFIT PENSION PLANS                     HEALTH CARE BENEFITS
                            ------------------------------------------   ------------------------------------------
                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                2000           1999           1998           2000           1999           1998
                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
CHANGE IN PLAN ASSETS:
  Fair value of plan
    assets at beginning of
    year..................    $ 88,148       $ 82,965       $  4,360       $    --        $    --        $    --
  Impact of
    acquisitions..........          --             --         77,060            --             --             --
  Actual return on plan
    assets................       5,014          6,900          1,802            --             --             --
  Employer
    contributions.........       3,914          2,353            357            85             85             42
  Impact of foreign
    currency exchange.....        (137)           212           (284)           --             --             --
  Benefits paid...........      (2,978)        (4,282)          (330)          (85)           (85)           (42)
                              --------       --------       --------       -------        -------        -------
  Fair value of plan
    assets at end of
    year..................    $ 93,961       $ 88,148       $ 82,965       $    --        $    --        $    --
                              ========       ========       ========       =======        =======        =======

  Funded status...........    $(11,326)      $ (5,239)      $(22,040)      $(2,394)       $(2,085)       $(2,174)
  Unrecognized actuarial
    (gain) loss...........     (10,922)       (20,569)          (711)          413            250            502
  Unrecognized prior
    service cost..........         276            299            322            --             --             --
                              --------       --------       --------       -------        -------        -------
  Accrued benefit cost....    $(21,972)      $(25,509)      $(22,429)      $(1,981)       $(1,835)       $(1,672)
                              ========       ========       ========       =======        =======        =======
AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE
  SHEETS:
  Prepaid benefit cost....    $    420       $     --       $    299       $    --        $    --        $    --
  Accrued benefit
    liability.............     (22,392)       (25,509)       (22,728)       (1,981)        (1,835)        (1,672)
  Additional minimum
    liability.............      (1,085)        (1,165)          (322)           --             --             --
  Intangible asset........         274            299            322            --             --             --
  Accumulated other
    comprehensive income..         811            866             --            --             --             --
                              --------       --------       --------       -------        -------        -------
  Accrued benefit cost....    $(21,972)      $(25,509)      $(22,429)      $(1,981)       $(1,835)       $(1,672)
                              ========       ========       ========       =======        =======        =======

COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost............    $  3,525       $  5,423       $    550       $    60        $    72        $    44
  Interest cost...........       7,256          7,164            792           166            152             91
  Expected return on plan
    assets................      (7,869)        (7,354)          (819)           --             --             --
  Amortization of prior
    service cost..........          22             22             17            --             --             --
  Actuarial (gain) loss...      (2,493)            84             10             5             24              9
                              --------       --------       --------       -------        -------        -------
  Net periodic benefit
    cost..................    $    441       $  5,339       $    550       $   231        $   248        $   144
                              ========       ========       ========       =======        =======        =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)
    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2000, 1999 and 1998 were determined based upon the following assumptions:

                                                                                 POST-RETIREMENT
                             DEFINED BENEFIT PENSION PLANS                     HEALTH CARE BENEFITS
                       ------------------------------------------   ------------------------------------------
                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                           2000           1999           1998           2000           1999           1998
                       ------------   ------------   ------------   ------------   ------------   ------------
Discount rate........       7.5%           8.0%           6.5%           7.5%          8.00%          6.75%
Expected return on
  plan assets........       9.0%           9.0%           8.0%           N/A            N/A            N/A
Increase in future
  compensation.......       4.5%           5.0%           5.0%           N/A            N/A            N/A

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and fiscal 1998, were $5.3 million, $4.7 million, $1.5 million, $0.8 million, respectively.

14. INCOME TAXES

    The Company's provision for income tax expense (benefit) for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998, is comprised of the following:

                                                                             EIGHT MONTHS
                                                YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                   (IN THOUSANDS)
Current:
  Federal....................................     $ 5,046        $16,400        $11,713      $21,586
  State......................................      (1,683)         6,040          1,193        3,261
  Foreign....................................         540          1,757          2,464        2,484
                                                  -------        -------        -------      -------
    Total current............................       3,903         24,197         15,370       27,331
                                                  -------        -------        -------      -------
Deferred:
  Federal....................................       8,504         16,952            624         (900)
  State......................................       1,280         (3,915)            50         (100)
  Foreign....................................      (2,762)          (501)          (500)         455
                                                  -------        -------        -------      -------
    Total deferred...........................       7,022         12,536            174         (545)
                                                  -------        -------        -------      -------
      Total income tax expense...............     $10,925        $36,733        $15,544      $26,786
                                                  =======        =======        =======      =======

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED)
    Income before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary loss attributable to domestic and foreign operations for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998 was as follows:

                                                                             EIGHT MONTHS
                                                YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                   (IN THOUSANDS)
United States................................     $28,181        $84,032        $32,777      $60,270
Foreign......................................      (9,339)         3,371          4,930        7,191
                                                  -------        -------        -------      -------
  Income before income taxes, distributions
    on preferred securities of Superior
    Trust I, minority interest and
    extraordinary loss.......................     $18,842        $87,403        $37,707      $67,461
                                                  =======        =======        =======      =======

    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for December 31, 2000 and 1999, the eight months ended December 31, 1998, and fiscal 1998, because of the effect of the following items:

                                                                             EIGHT MONTHS
                                                YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                   (IN THOUSANDS)
Expected income tax expense at U.S. federal
  statutory tax rate.........................     $ 6,595        $30,591        $13,197      $23,611
State income tax expense, net of U.S. federal
  income tax benefit.........................         679          2,340            930        2,195
Taxes on foreign income at rates which differ
  from the U.S. federal statutory rate.......         668            725             36          288
Distributions on preferred securities of
  Superior Trust I...........................      (5,300)        (3,760)            --           --
Nondeductible goodwill amortization..........       7,099          6,649            856          435
Change in valuation allowance................         647             --             --       (1,100)
Other, net...................................         537            188            525        1,357
                                                  -------        -------        -------      -------
Provision for income taxes...................     $10,925        $36,733        $15,544      $26,786
                                                  =======        =======        =======      =======

    At December 31, 2000, the Company's foreign subsidiaries had $10 million in distributable earnings, exclusive of amounts that if remitted in the future, would result in little or no tax under current laws. The Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED)
    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

    Items that result in deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Deferred tax assets:
  Sale leaseback....................................    $  1,875       $  1,875
  Accruals not currently deductible for tax.........      11,114         17,801
  Pension and post retirement benefits..............      10,034         12,630
  Net operating losses..............................      13,143          5,164
  Other.............................................       3,549          5,810
                                                        --------       --------
    Total deferred tax assets.......................      39,715         43,280
                                                        --------       --------
Deferred tax liabilities:
  Inventory reserves................................      11,536         10,830
  Depreciation and amortization.....................      95,207         88,227
  Other.............................................       6,661          6,920
                                                        --------       --------
    Total deferred tax liabilities..................     113,404        105,977
                                                        --------       --------
    Net deferred income tax liability...............    $ 73,689       $ 62,697
                                                        ========       ========

    The Company established a valuation allowance of $0.6 million associated with net operating losses of Superior Israel. The valuation allowance was established as it was more likely than not that a portion of the deferred tax assets would not be realized. The net operating loss carryforwards expire beginning in 2018.

15. RESTRUCTURING AND INFREQUENT AND UNUSUAL CHARGES

    During the year ended December 31, 2000, the Company recorded infrequent and unusual charges of $15.0 million, which included (i) a $3.8 million charge related to restructuring activities at Superior Israel; (ii) $8.6 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, and (iii) $2.6 million of start-up costs for the Company's Torreon, Mexico magnet wire facility. During the year ended
December 31, 1999, the Company recorded unusual charges of $8.4 million, which included (i) $4.4 million in charges associated with the evaluation and termination of a management information system project at Essex, (ii) a $1.3 million charge related to restructuring activities at Superior Israel,
(iii) $2.2 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities and (iv) $0.5 million of start-up costs for the Company's Torreon, Mexico magnet wire facility. During the eight months ended December 31, 1998 the Company recorded infrequent and unusual charges of $13.5 million, consisting of (i) a $10.0 million

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

15. RESTRUCTURING AND INFREQUENT AND UNUSUAL CHARGES (CONTINUED) investment advisory fee paid to Alpine in connection with the acquisition of Essex, (ii) a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and
(iii) $0.6 million in charges associated with the evaluation of management information systems at Essex.

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation cost, $11.9 million of facility consolidation cost, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination by $1.4 million. The net increase to the accrual of $6.2 million has been reflected as an increase in goodwill. As of December 31, 2000, $17.2 million, $11.1 million, $3.0 million and $2.6 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

    During 1999, the Company also wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. In addition, under purchase accounting, the Company adjusted the carrying value of certain fixed assets by $17.3 million to reflect their net realizable value. These adjustments have been reflected as increases to goodwill.

    SUPERIOR ISRAEL

    On December 31, 1998, Superior Israel purchased Cvalim. Included in the allocated purchase price was a $3.5 million provision for the restructuring of Cvalim's manufacturing and corporate functions. The provisions included
$2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. Additionally during the eight months ended
December 31, 1998, Superior Israel recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. All aspects of the restructuring plan have been completed. As of December 31, 2000, approximately $5.5 million has been incurred and paid related to employee termination and severance costs and $0.9 million has been incurred and paid related to other miscellaneous costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions, and approximately 146 positions have been eliminated.

    During 1999, Superior Israel recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. The restructuring actions resulted in the

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

15. RESTRUCTURING AND INFREQUENT AND UNUSUAL CHARGES (CONTINUED) elimination of approximately 30 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

    During 2000, Superior Israel recorded a $3.8 million restructuring charge, which included a provision for further consolidation of manufacturing facilities. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. All significant aspects of the restructuring plan are complete.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

    The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally any unrealized gains within the underlying contracts.

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 2000, the Company had no forward exchange sales contracts, but did have $6.7 million of purchase contracts whose fair value approximated the contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid.

    COMMODITY PRICE RISK MANAGEMENT

    The cost of copper, the Company's most significant raw material, is subject to volatility. So that the Company may manage the matching of the copper component of customer product pricing with the copper cost component of the inventory shipped, the Company enters into futures contracts as qualifying hedges. At December 31, 2000, the Company had sales contracts for 3.2 million copper pounds, or $2.7 million, with an estimated fair value of $2.7 million. Unrealized gains and losses on the qualified hedges, as appropriate, are included in other assets and are recognized when the related underlying copper is purchased or sold or when a sale is no longer expected to occur.

17. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $13.9 million, $13.7 million, $2.6 million and $1.4 million for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal 1998, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 2000, future minimum lease payments under noncancelable operating leases are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 9,263
2002........................................................       8,179
2003........................................................       7,501
2004........................................................       6,694
2005........................................................       6,265
Thereafter..................................................      13,653
                                                                 -------
                                                                 $51,555
                                                                 =======

    Approximately 40% of the Company's total labor force is covered by collective bargaining agreements.

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

    The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2000, the Company had forward fixed price purchase commitments for 67.0 million copper pounds.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 2000, the Company had committed $6.3 million to outside vendors for certain capital projects.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control, as defined, such employment agreements provide for severance payments not in excess of three times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

18. RELATED PARTY TRANSACTIONS

    The Company and Alpine are parties to a services agreement (the "Services Agreement") whereby Alpine agrees to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement as amended to date, Superior TeleCom paid Alpine $3.5 million, $2.7 million, $1.8 million and $2.7 million during the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and fiscal year 1998, respectively.

    In addition to amounts paid pursuant to the aforementioned Service Agreement, during the eight months ended December 31, 1998, the Company paid Alpine a $10.0 million investment advisory fee in connection with the Essex Acquisition, which fee was included in infrequent and unusual charges (see
Note 15).

    The Company had amounts due to Alpine of $0.5 million, $0.6 million and $1.1 million, respectively, at December 31, 2000, 1999 and 1998, which are included in accrued expenses in the consolidated balance sheets.

19. CHANGE IN YEAR END (UNAUDITED)

    The Company's unaudited results of operations for the eight months ended December 31, 1997, are summarized as follows:

                                                              EIGHT MONTHS ENDED
                                                              DECEMBER 31, 1997
                                                            ----------------------
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net sales.................................................         $347,447
Gross profit..............................................           64,202
Operating income..........................................           48,554
Provision for income taxes................................           16,878
Net income................................................           25,959
Net income per basic share of common stock................         $   1.25
                                                                   ========
Net income per diluted share of common stock..............         $   1.22
                                                                   ========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes
(i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

                                                       YEAR ENDED            EIGHT MONTHS
                                               ---------------------------      ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                   (IN THOUSANDS)
Net sales (a):
  Communications.............................   $  848,099     $  755,225     $  386,196     $518,459
  OEM........................................      613,382        594,716         43,860           --
  Electrical.................................      587,567        686,791         58,223           --
                                                ----------     ----------     ----------     --------
                                                $2,049,048     $2,036,732     $  488,279     $518,459
                                                ==========     ==========     ==========     ========
Depreciation and amortization expense:
  Communications.............................   $   20,240     $   18,036     $    7,776     $  8,330
  OEM........................................        9,287         10,333            987           --
  Electrical.................................        7,560          6,534            716           --
  Corporate and other........................        4,885          4,281             --           --
  Amortization of goodwill...................       20,959         19,629          2,447        1,715
                                                ----------     ----------     ----------     --------
                                                $   62,931     $   58,813     $   11,926     $ 10,045
                                                ==========     ==========     ==========     ========
Operating income (loss):
  Communications.............................   $  120,071     $  131,675     $   68,222     $ 80,975
  OEM........................................       75,839         82,633          3,601           --
  Electrical.................................        6,797         36,962          4,855           --
  Corporate and other........................      (19,016)       (18,210)        (6,016)      (3,915)
  Infrequent and unusual charges.............      (14,961)        (8,431)       (13,511)          --
  Amortization of goodwill...................      (20,959)       (19,629)        (2,447)      (1,715)
                                                ----------     ----------     ----------     --------
                                                $  147,771     $  205,000     $   54,704     $ 75,345
                                                ==========     ==========     ==========     ========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                       YEAR ENDED            EIGHT MONTHS
                                               ---------------------------      ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                   (IN THOUSANDS)
Total assets:
  Communications.............................   $  539,987     $  510,537     $  407,754     $186,217
  OEM........................................      295,930        274,103        280,743           --
  Electrical.................................      265,336        323,154        358,555           --
  Corporate and other........................      890,416        892,560        839,504       46,026
                                                ----------     ----------     ----------     --------
                                                $1,991,669     $2,000,354     $1,886,556     $232,243
                                                ==========     ==========     ==========     ========
Capital expenditures:
  Communications.............................   $   33,552     $   26,306     $   19,029     $ 18,488
  OEM........................................       35,363         24,972          3,085           --
  Electrical.................................        6,564         10,562          3,853           --
  Corporate and other........................        2,860         10,397          2,047           --
                                                ----------     ----------     ----------     --------
                                                $   78,339     $   72,237     $   28,014     $ 18,488
                                                ==========     ==========     ==========     ========

------------------------

(a) No customer accounted for more than 10% of net sales for the years ended December 31, 2000 and 1999. Three customers accounted for 14%, 13%, and 11% of net sales during the eight months ended December 31, 1998 and five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998.

    The following provides information about domestic and foreign operations for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and fiscal 1998:

                                                       YEAR ENDED            EIGHT MONTHS
                                               ---------------------------      ENDED       YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                   2000           1999           1998          1998
                                               ------------   ------------   ------------   ----------
                                                                   (IN THOUSANDS)
Net sales:
  United States..............................   $1,818,510     $1,825,709      $410,198      $473,879
  Canada.....................................       48,664         36,990        30,749        44,580
  Israel.....................................      139,363        128,380        43,482            --
  United Kingdom.............................       42,511         45,653         3,850            --
                                                ----------     ----------      --------      --------
                                                $2,049,048     $2,036,732      $488,279      $518,459
                                                ==========     ==========      ========      ========
Long-lived assets:
  United States..............................   $  392,598     $  397,595      $428,245      $ 72,348
  Canada.....................................       11,944         13,431        11,894        10,773
  Israel.....................................       75,453         74,093        64,184            --
  United Kingdom.............................       12,189         14,093         9,110            --
  Mexico.....................................       46,881         14,702            --            --
                                                ----------     ----------      --------      --------
                                                $  539,065     $  513,914      $513,433      $ 83,121
                                                ==========     ==========      ========      ========

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Selected unaudited quarterly data is presented below:

                                                                    2000
                                       --------------------------------------------------------------
                                                        QUARTER ENDED
                                       ------------------------------------------------   YEAR ENDED
                                       MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   DECEMBER 31
                                       --------   --------   ------------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................  $497,896   $550,086     $507,223      $493,843     $2,049,048
Gross profit.........................    85,622     98,695       80,325        75,486        340,128
Infrequent and unusual charges.......     5,856      2,956        3,915         2,234         14,961
Operating income.....................    36,537     51,515       32,694        27,025        147,771
Net income (loss)....................  $    381   $  8,456     $ (1,585)     $ (9,392)    $   (2,140)
                                       ========   ========     ========      ========     ==========
Net income (loss) per basic share of
  common stock(a)....................  $   0.02   $   0.42     $  (0.08)     $  (0.46)    $    (0.11)
                                       ========   ========     ========      ========     ==========
Net income (loss) per diluted share
  of common stock(a).................  $   0.02   $   0.42     $  (0.08)     $  (0.46)    $    (0.11)
                                       ========   ========     ========      ========     ==========

                                                                    1999
                                       --------------------------------------------------------------
                                                        QUARTER ENDED
                                       ------------------------------------------------   YEAR ENDED
                                       MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   DECEMBER 31
                                       --------   --------   ------------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................  $508,657   $517,094     $525,082      $485,899     $2,036,732
Gross profit.........................   100,190    101,280       96,418        86,005        383,893
Infrequent and unusual charges.......     2,522      2,030           --         3,879          8,431
Operating income.....................    51,719     57,596       55,184        40,501        205,000
Income before extraordinary loss.....    10,459     14,537       10,957         2,832         38,785
Net income...........................  $ 10,459   $ 12,920     $ 10,957      $  2,832     $   37,168
                                       ========   ========     ========      ========     ==========
Income before extraordinary loss per
  basic share of common stock(a).....  $   0.51   $   0.72     $   0.54      $   0.14     $     1.91
                                       ========   ========     ========      ========     ==========
Income before extraordinary loss per
  diluted share of common stock(a)...  $   0.49   $   0.68     $   0.52      $   0.14     $     1.86
                                       ========   ========     ========      ========     ==========
Net income per basic share of common
  stock(a)...........................  $   0.51   $   0.64     $   0.54      $   0.14     $     1.83
                                       ========   ========     ========      ========     ==========
Net income per diluted share of
  common stock(a)....................  $   0.49   $   0.61     $   0.52      $   0.14     $     1.78
                                       ========   ========     ========      ========     ==========

------------------------

(a) Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income for the four quarters may not equal the net income per share for the twelve-month period.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Superior TeleCom Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Superior TeleCom Inc. and subsidiaries included in this annual report on Form 10-K and have issued our report thereon dated February 13, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
Schedule II listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
February 13, 2001

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                    ---------------------
                                       BALANCE AT   CHARGED TO   CHARGED
                                       BEGINNING    COSTS AND    TO OTHER                       BALANCE AT
DESCRIPTION                            OF PERIOD     EXPENSES    ACCOUNTS      DEDUCTIONS      END OF PERIOD
-----------                            ----------   ----------   --------      ----------      -------------
2000:
Allowance for restructuring
  activities.........................    14,326        2,085         --         (14,085)(a)        2,326
Allowance for doubtful accounts......     3,193        2,490         --            (685)(b)        4,998
1999:
Allowance for restructuring
  activities.........................    35,969        1,321      6,231(c)      (29,195)(a)       14,326

------------------------

    (a) Payments for restructuring liabilities

    (b) Write-offs net of recoveries

    (c) Accrued as a component of acquisition purchase price