Form 10-Q
period 2001-03-31
SUPERIOR TELECOM INC
filed 2001-05-15
CIK 1019285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS              OUTSTANDING AT MAY 8, 2001
----------------------------  ---------------------------
Common Stock, $.01 Par Value          20,584,726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    3,979     $   13,002
  Accounts receivable (less allowance for doubtful accounts
    of $4,962 and $4,998 at March 31, 2001 and December 31,
    2000, respectively).....................................     282,193        280,411
  Inventories...............................................     284,960        261,859
  Other current assets......................................      37,017         41,385
                                                              ----------     ----------
    Total current assets....................................     608,149        596,657
Property, plant and equipment, net..........................     532,156        539,065
Long-term investments and other assets......................      82,853         83,873
Goodwill (less accumulated amortization of $54,755 and
  $49,574 at March 31, 2001 and December 31, 2000,
  respectively).............................................     766,417        772,074
                                                              ----------     ----------
    Total assets............................................  $1,989,575     $1,991,669
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  152,533     $  160,000
  Superior Israel revolving credit facility.................      14,743         25,406
  Current portion of long-term debt.........................      91,885         91,401
  Accounts payable..........................................     167,958        143,927
  Accrued expenses..........................................      83,264         99,760
                                                              ----------     ----------
    Total current liabilities...............................     510,383        520,494
Long-term debt, less current portion........................   1,124,176      1,107,557
Minority interest in subsidiary.............................       7,857          8,429
Other long-term liabilities.................................     108,407        110,245
                                                              ----------     ----------
    Total liabilities.......................................   1,750,823      1,746,725
                                                              ----------     ----------
Company-obligated Mandatorily Redeemable Trust Convertible
  Preferred Securities of Superior Trust I holding solely
  convertible debentures of the Company (net of discount)...     135,204        134,941
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 35,000,000 shares
    authorized; 21,267,203 and 21,133,361 shares issued at
    March 31, 2001 and December 31, 2000, respectively......         213            211
  Capital in excess of par value............................      41,609         40,937
  Accumulated other comprehensive deficit...................     (11,412)        (8,485)
  Retained earnings.........................................      92,281         96,483
                                                              ----------     ----------
                                                                 122,691        129,146
  Treasury stock, at cost; 828,300 shares at March 31, 2001
    and December 31, 2000...................................     (19,143)       (19,143)
                                                              ----------     ----------
    Total stockholders' equity..............................     103,548        110,003
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $1,989,575     $1,991,669
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net sales...................................................  $478,316   $497,896
Cost of goods sold..........................................   400,737    412,274
                                                              --------   --------
  Gross profit..............................................    77,579     85,622
Selling, general and administrative expenses................    39,778     38,023
Amortization of goodwill....................................     5,265      5,206
Infrequent and unusual charges..............................       823      5,856
                                                              --------   --------
Operating income............................................    31,713     36,537
Interest expense............................................   (32,313)   (31,198)
Other income, net...........................................       751        970
                                                              --------   --------
  Income before income taxes, distributions on preferred
    securities of Superior Trust I and minority interest....       151      6,309
Provision for income taxes..................................      (818)    (2,985)
                                                              --------   --------
  Income (loss) before distributions on preferred securities
    of Superior Trust I and minority interest...............      (667)     3,324
Distributions on preferred securities of Superior Trust I...    (3,804)    (3,762)
                                                              --------   --------
  Loss before minority interest.............................    (4,471)      (438)
Minority interest in net loss of subsidiary.................       269        819
                                                              --------   --------
    Net income (loss).......................................  $ (4,202)  $    381
                                                              ========   ========
  Net income (loss) per share of common stock:
    Basic...................................................  $  (0.21)  $   0.02
                                                              ========   ========
    Diluted.................................................  $  (0.21)  $   0.02
                                                              ========   ========
  Weighted average shares outstanding:
    Basic...................................................    20,428     20,182
                                                              ========   ========
    Diluted.................................................    20,428     20,357
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2001
                                                              ---------------------
                                                                SHARES      AMOUNT
                                                              ----------   --------
Common stock:
  Balance at beginning of period............................  21,133,361   $    211
  Employee stock purchase plan..............................     133,842          2
                                                              ----------   --------
    Balance at end of period................................  21,267,203        213

Capital in excess of par value:
  Balance at beginning of period............................                 40,937
  Employee stock purchase plan..............................                    235
  Compensation expense related to stock grants..............                    437
                                                                           --------
    Balance at end of period................................                 41,609

Accumulated other comprehensive deficit:
  Balance at beginning of period............................                 (8,485)
  Foreign currency translation adjustment...................                 (2,785)
  Other.....................................................                   (142)
                                                                           --------
    Balance at end of period................................                (11,412)

Retained earnings:
  Balance at beginning of period............................                 96,483
  Net income (loss).........................................                 (4,202)
                                                                           --------
    Balance at end of period................................                 92,281

Treasury stock:
  Balance at beginning of period............................    (828,300)   (19,143)
                                                              ----------   --------
    Balance at end of period................................    (828,300)   (19,143)

Total stockholders' equity..................................  20,438,903   $103,548
                                                              ==========   ========
Comprehensive loss..........................................               $ (7,129)
                                                                           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (4,202)  $    381
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization...........................    16,197     15,287
    Amortization of deferred financing costs................     1,422      1,221
    Provision for deferred taxes............................     2,507      2,331
    Minority interest in losses of subsidiary...............      (269)      (819)
    Change in assets and liabilities:
      Accounts receivable...................................    (3,865)    (8,812)
      Inventories...........................................   (24,877)    (6,394)
      Other current and non-current assets..................     1,036      1,199
      Accounts payable and accrued expenses.................     9,475      5,277
      Other, net............................................       185        (86)
                                                              --------   --------
Cash flows provided by (used for) operating activities......    (2,391)     9,585
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (7,361)   (20,542)
  Customer loans............................................    (4,440)   (11,758)
  Other.....................................................        62         63
                                                              --------   --------
Cash flows used for investing activities....................   (11,739)   (32,237)
                                                              --------   --------
Cash flows from financing activities:
  Short-term borrowings (repayments), net...................    (7,467)   (11,772)
  Borrowings under revolving credit facilities, net.........    28,529     39,914
  Long-term borrowings......................................     6,255     11,758
  Repayments of long-term borrowings........................   (21,953)   (24,756)
  Other, net................................................      (257)       460
                                                              --------   --------
Cash flows provided by financing activities.................     5,107     15,604
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (9,023)    (7,048)
Cash and cash equivalents at beginning of period............    13,002     14,305
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  3,979   $  7,257
                                                              ========   ========
Supplemental disclosures:
  Cash paid for interest....................................  $ 38,639   $ 30,196
                                                              ========   ========
  Cash paid (received) for income taxes, net................  $ (1,208)  $  1,328
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

    Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company, totaling $135.2 million net of discount at March 31, 2001, are included in the condensed consolidated balance sheets. The sole assets of Superior Trust I are the $171.8 million (principal amount) of convertible debentures of the Company, which bear interest at an annual rate of 8 1/2%. The convertible debentures mature on March 30, 2014.

    On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000 which was issued on February 11, 2000. All references to common shares (except shares authorized) and to per share information in the condensed consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The cumulative effect of the change in accounting for derivative instruments was not material.

2. INVENTORIES

    At March 31, 2001 and December 31, 2000, the components of inventories were as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2001          2000
                                                        ----------   -------------
                                                              (IN THOUSANDS)
Raw materials.........................................   $ 40,526      $ 45,793
Work in process.......................................     41,682        42,006
Finished goods........................................    214,845       190,782
                                                         --------      --------
                                                          297,053       278,581
LIFO reserve..........................................    (12,093)      (16,722)
                                                         --------      --------
                                                         $284,960      $261,859
                                                         ========      ========

    Inventories valued using the LIFO method amounted to $153.2 million and $133.6 million at March 31, 2001 and December 31, 2000, respectively.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended March 31, 2001 and 2000 were as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Net income (loss).......................................  $(4,202)     $381
Foreign currency translation adjustment.................   (2,785)      154
Other...................................................     (142)       --
                                                          -------      ----
Comprehensive income (loss).............................  $(7,129)     $535
                                                          =======      ====

4. RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex International Inc. ("Essex"), the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of March 31, 2001, $17.6 million, $11.5 million, $3.0 million and $2.5 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

    SUPERIOR ISRAEL

    During 2000, the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $3.8 million restructuring charge for the consolidation of manufacturing facilities. As of March 31, 2001, $3.6 million has been incurred and paid. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. During the three months ended March 31, 2001, Superior Israel recorded a $0.8 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 is as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------------------------------
                                                               2001                             2000
                                                  ------------------------------   ------------------------------
                                                                          PER                              PER
                                                    NET                  SHARE       NET                  SHARE
                                                   INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                  --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings (loss) per common share..........  $(4,202)    20,428     $(0.21)     $381      20,182     $0.02
                                                  =======                ======      ====                 =====
Dilutive impact of stock options................                  --                              175
                                                              ------                           ------
Diluted earnings (loss) per common share........  $(4,202)    20,428     $(0.21)     $381      20,357     $0.02
                                                  =======     ======     ======      ====      ======     =====

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation for the three months ended March 31, 2001 and 2000 as the impact would be anti-dilutive.

    As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At March 31, 2001 and 2000, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

6. INFREQUENT AND UNUSUAL CHARGES

    The Company incurred infrequent and unusual charges of $0.8 million during the three months ended March 31, 2001 related to restructuring activities at Superior Israel. During the three months ended March 31, 2000, the Company incurred infrequent and unusual charges of $5.9 million primarily associated with the rationalization of certain Essex manufacturing facilities. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation.

7. BUSINESS SEGMENTS

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

                     SUPERIOR TELECOM INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

7. BUSINESS SEGMENTS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Net sales:
  Communications........................................  $205,631   $199,374
  OEM...................................................   150,591    172,839
  Electrical............................................   122,094    125,683
                                                          --------   --------
                                                          $478,316   $497,896
                                                          ========   ========
Operating income (loss):
  Communications........................................  $ 29,920   $ 28,417
  OEM...................................................    15,940     22,800
  Electrical............................................    (2,013)     1,018
  Corporate and other...................................    (6,046)    (4,636)
  Amortization of goodwill..............................    (5,265)    (5,206)
  Infrequent and unusual charges........................      (823)    (5,856)
                                                          --------   --------
                                                          $ 31,713   $ 36,537
                                                          ========   ========

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   -------------
Total assets:
  Communications....................................  $  517,329    $  539,987
  OEM...............................................     322,311       302,533
  Electrical........................................     285,465       270,766
  Corporate and other (including goodwill)..........     864,470       878,383
                                                      ----------    ----------
                                                      $1,989,575    $1,991,669
                                                      ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments:
(i) communications; (ii) original equipment manufacturer ("OEM"); and
(iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

    Industry segment financial data (including sales and operating income by industry segment) for the three month periods ended March 31, 2001 and 2000 is included in Note 7 to the accompanying condensed consolidated financial statements.

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

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED MARCH 31, 2001 AS COMPARED TO
  THE THREE MONTH PERIOD ENDED MARCH 31, 2000

    Consolidated sales for the quarter ended March 31, 2001 were $478.3 million, a decrease of 4% as compared to sales of $497.9 million for the quarter ended March 31, 2000. Adjusted for a constant cost of copper, the sales decline in the March 2001 quarter as compared to the March 2000 quarter was approximately 5%. The reduction in copper-adjusted sales for the current quarter was due to lower sales in the Company's OEM and Electrical Groups partially offset by comparative sales growth in the Company's Communications Group.

    Communications Group sales for the March 31, 2001 quarter were $205.6 million, an increase of 2% on a copper-adjusted basis over the March 31, 2000 quarter. Sales growth in the current quarter as compared to the prior year period was due to an 86% increase in sales of fiber optic cable. A 3% decline in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network, partially offset the higher sales of fiber optic cable. Domestic and international demand for copper OSP cables continued to strengthen during the March 31, 2001 quarter, substantially offsetting the impact of the loss of a major customer contract that occurred in the third quarter of 2000.

    OEM Group sales were $150.6 million for the quarter ended March 31, 2001, reflecting a copper-adjusted decline of 8% as compared to the March 31, 2001 quarter. The current quarter comparative sales decline reflected softening demand for magnet wire from the Company's major OEM customers due principally to general industrial sector weakness which has existed since the third quarter of 2000, particularly in the automotive and power distribution and generation sectors.

    Electrical Group sales were $122.1 million for the March 31, 2001 quarter representing a decline of 10% on a copper-adjusted basis as compared to the quarter ended March 31, 2000. The comparative sales decline was due to severe price competition, which resulted in year-over-year copper-adjusted price declines, coupled with weaker industry-wide demand levels as a result of overall economic conditions.

    Gross profit for the March 31, 2001 quarter was $77.6 million, a decline of $8.0 million as compared to gross profit of $85.6 million for the quarter ended March 31, 2000. The gross profit margin in the March 2001 quarter was 16.2%, a decline on a copper-adjusted basis of 90 basis points, as compared to the prior year March quarter. The comparative decline in gross profit and gross profit margin was attributable to the Electrical and OEM Groups, partially offset by margin expansion in the Communications Group due to improved product mix and productivity gains in the fiber optic cable sector. OEM Group gross profit margins were negatively impacted in the March 2001 quarter by higher natural gas costs and moderate price pressure due to overall lower demand levels while the Electrical Group gross profit margin was comparatively lower due to depressed industry pricing levels, partially offset by productivity gains.

    Selling, general and administrative expense ("SG&A expense") for the March 31, 2001 quarter was $39.8 million, an increase of 5% as compared to SG&A expense of $38.0 million for the March 31, 2000 quarter, with such increase reflecting higher selling and marketing expenses to support the sales growth of the Communications Group fiber optic cable product line.

    The Company incurred infrequent and unusual charges of $0.8 million for the quarter ended March 31, 2001 related principally to restructuring activities in the Company's Superior Israel operations. For the quarter ended March 31, 2000, the Company incurred infrequent and unusual charges of $5.9 million, which were primarily associated with the rationalization of certain Essex manufacturing facilities.

    Operating income for the March 31, 2001 quarter was $31.7 million. Before infrequent and unusual charges and goodwill amortization, operating income was $37.8 million, a decline of $9.8 million as compared to the March 31, 2000 quarter. The comparative decline in operating income for the current year three month period was principally attributable to lower sales, gross margins, and operating income in the Electrical and OEM Groups offset by year-over-year expansion of sales and operating income in the Communications Group.

    Interest expense for the quarter ended March 31, 2001 was $32.3 million, representing an increase of $1.1 million over the prior year March quarter. However, interest expense declined 5% or $1.7 million from the fourth quarter of 2000 reflecting the impact of recent Federal Reserve interest rate cuts. Based on current short-term interest rate levels, the Company anticipates additional interest expense reductions in the second quarter of 2001 and for the balance of the 2001 year.

    Income before infrequent and unusual charges and goodwill amortization for the quarter ended March 31, 2001 was $1.5 million or $0.07 per diluted share as compared to $9.2 million or $0.46 per diluted share for the quarter ended
March 31, 2000. The reduction in earnings in the current period was due principally to lower operating income in the Electrical and OEM Groups.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 2001, the Company used $2.4 million in cash flows in operating activities. Cash flows used by operating activities consisted of $15.8 million provided by operating cash flow (net loss plus non-cash charges) and $18.2 million in cash flow used for net working capital changes, including an anticipated inventory increase of $24.9 million to provide for projected seasonal sales growth. The Company anticipates its inventory levels will decline in the second half of 2001. Cash used for investing activities amounted to $11.7 million and consisted principally of capital expenditures and pre-arranged long-term loans made by Superior Israel ("Superior Israel Customer Loans") to one of Superior Israel's principal customers. Cash provided by financing activities amounted to $5.1 million.

    The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non-recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under Superior's $1.15 billion credit agreement (the "Credit Agreement"). Total undrawn funding availability under the Credit Agreement amounted to $109.9 million at March 31, 2001. The Credit Agreement contains certain performance and financial covenants that are measured on a quarterly basis. As of March 31, 2001, the Company was in compliance with all performance and financial covenants. In 2002, these financial covenants do require a significant improvement in financial performance from current operating levels to maintain compliance with such covenants. The Company believes it can maintain compliance with such financial covenants over the next twelve months or obtain waivers from, or modifications to, such covenants.

    In addition to financing provided by the Company's credit facilities, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing through the issuance of secured commercial paper. At March 31, 2001, $152.5 million was outstanding under this program.

    The Company's principal debt service commitments for the next 12 months (excluding Superior Israel) amount to $80.6 million and capital expenditures (excluding Superior Israel) are expected to approximate $30 million. While operating cash flows were negatively impacted during the March 31, 2001 quarter by a seasonal inventory increase, management anticipates that the Company will generate positive cash flows from operating activities over the next twelve months. For the year ended December 31, 2000, the Company generated $111.0 in cash flow from operating activities (excluding Superior Israel). The Company believes that operating cash flows plus excess funds available under the Company's credit facilities will be sufficient to fund its aforementioned debt service obligations and estimated capital expenditure levels.

    Superior Israel's operations are funded and financed separately, on a non-recourse basis to the Company, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At March 31, 2001, Superior Israel had $18.1 million in excess availability under its revolving credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

        10.1* Amended and Restated Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior
                        Telecommunications, Inc. and Steven S. Elbaum

        10.2*           Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and
                        David S. Aldridge

        10.3*           Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and
                        Stephen C. Knup

        10.4*           Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and
                        Stewart H. Wahrsager

        10.5*           Amendment Number One to the Superior TeleCom Inc. Deferred
                        Stock Account Plan

(B) REPORTS ON FORM 8-K

    On January 9, 2001, the Company filed a Form 8-K with respect to Item 5 reporting the adoption of a stockholder rights plan.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERIOR TELECOM INC.

Date: May 15, 2001                                     By:            /s/ DAVID S. ALDRIDGE
                                                            ----------------------------------------
                                                                        David S. Aldridge
                                                              CHIEF FINANCIAL OFFICER AND TREASURER
                                                             (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                                                FINANCIAL AND ACCOUNTING OFFICER)