Form 10-Q
period 2001-06-30
SUPERIOR TELECOM INC
filed 2001-08-14
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12261

SUPERIOR TELECOM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2248978 (I.R.S. Employer Identification No.)
1790 Broadway New York, New York (Address of principal executive offices)	10019-1412 (Zip code)

212-757-3333
Registrant's telephone number, including area code

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2001
Common Stock, $.01 Par Value	20,695,761

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

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,267	$13,002
Accounts receivable (less allowance for doubtful accounts of $5,754 and $4,998 at June 30, 2001 and December 31, 2000, respectively)	270,831	280,411
Inventories	275,285	261,859
Other current assets	38,389	41,385

Total current assets	609,772	596,657
Property, plant and equipment, net	527,248	539,065
Long-term investments and other assets	80,220	83,873
Goodwill (less accumulated amortization of $60,099 and $49,574 at June 30, 2001 and December 31, 2000, respectively)	761,433	772,074

Total assets	$1,978,673	$1,991,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$160,000	$160,000
Current portion of Superior Israel long-term debt	32,382	36,252
Current portion of long-term debt	88,060	80,555
Accounts payable	149,187	143,927
Accrued expenses	84,647	99,760

Total current liabilities	514,276	520,494
Long-term debt, less current portion	1,109,829	1,107,557
Minority interest in subsidiary	7,632	8,429
Other long-term liabilities	107,240	110,245

Total liabilities	1,738,977	1,746,725

Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	135,475	134,941
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 35,000,000 shares authorized; 21,413,026 and 21,133,361 shares issued at June 30, 2001 and December 31, 2000, respectively	214	211
Capital in excess of par value	42,274	40,937
Accumulated other comprehensive deficit	(9,133)	(8,485)
Retained earnings	89,934	96,483

	123,289	129,146
Treasury stock, at cost; 825,061 shares at June 30, 2001 and 828,300 shares at December 31, 2000	(19,068)	(19,143)

Total stockholders' equity	104,221	110,003

Total liabilities and stockholders' equity	$1,978,673	$1,991,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2001	2000
Net sales	$486,847	$550,086
Cost of goods sold	408,379	451,391

Gross profit	78,468	98,695
Selling, general and administrative expenses	40,426	39,002
Amortization of goodwill	5,265	5,222
Infrequent and unusual charges	202	2,956

Operating income	32,575	51,515
Interest expense	(30,507)	(32,511)
Other income (expense), net	1,052	(1,334)

Income before income taxes, distributions on preferred securities of Superior Trust I and minority interest	3,120	17,670
Provision for income taxes	(1,926)	(7,351)

Income before distributions on preferred securities of Superior Trust I and minority interest	1,194	10,319
Distributions on preferred securities of Superior Trust I	(3,811)	(3,797)

Income (loss) before minority interest	(2,617)	6,522
Minority interest in net loss of subsidiary	270	1,934

Net income (loss)	$(2,347)	$8,456

Net income (loss) per share of common stock:
Basic	$(0.11)	$0.42

Diluted	$(0.11)	$0.42

Weighted average shares outstanding:
Basic	20,570	20,213

Diluted	20,570	20,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2001	2000
Net sales	$965,163	$1,047,982
Cost of goods sold	809,116	863,665

Gross profit	156,047	184,317
Selling, general and administrative expenses	80,204	77,025
Amortization of goodwill	10,530	10,428
Infrequent and unusual charges	1,025	8,812

Operating income	64,288	88,052
Interest expense	(62,820)	(63,709)
Other income (expense), net	1,803	(364)

Income before income taxes, distributions on preferred securities of Superior Trust I and minority interest	3,271	23,979
Provision for income taxes	(2,744)	(10,336)

Income before distributions on preferred securities of Superior Trust I and minority interest	527	13,643
Distributions on preferred securities of Superior Trust I	(7,615)	(7,559)

Income (loss) before minority interest	(7,088)	6,084
Minority interest in net loss of subsidiary	539	2,753

Net income (loss)	$(6,549)	$8,837

Net income (loss) per share of common stock:
Basic	$(0.32)	$0.44

Diluted	$(0.32)	$0.43

Weighted average shares outstanding:
Basic	20,499	20,198

Diluted	20,499	20,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2001
	Shares	Amount
Common stock:
Balance at beginning of period	21,133,361	$211
Employee stock purchase plan	279,665	3

Balance at end of period	21,413,026	214
Capital in excess of par value:
Balance at beginning of period		40,937
Employee stock purchase plan		479
Compensation expense related to stock grants		858

Balance at end of period		42,274
Accumulated other comprehensive deficit:
Balance at beginning of period		(8,485)
Foreign currency translation adjustment		(608)
Other		(40)

Balance at end of period		(9,133)
Retained earnings:
Balance at beginning of period		96,483
Net loss		(6,549)

Balance at end of period		89,934
Treasury stock:
Balance at beginning of period	(828,300)	(19,143)
Stock grants from treasury stock	3,239	75

Balance at end of period	(825,061)	(19,068)
Total stockholders' equity	20,587,965	$104,221

Comprehensive loss		$(7,197)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(6,549)	$8,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,745	30,652
Amortization of deferred financing costs	2,844	2,583
Provision for deferred taxes	522	3,346
Minority interest in losses of subsidiary	(539)	(2,753)
Change in assets and liabilities:
Accounts receivable	7,793	(48,704)
Inventories	(14,607)	43,730
Other current and non-current assets	1,444	1,187
Accounts payable and accrued expenses	(8,153)	2,580
Other, net	(184)	1,212

Cash flows provided by operating activities	15,316	42,670

Cash flows from investing activities:
Capital expenditures	(14,290)	(44,156)
Superior Israel customer loans	(4,440)	(11,758)
Net proceeds from the sale of assets	2,926	5,722
Other	108	1,573

Cash flows used for investing activities	(15,696)	(48,619)

Cash flows from financing activities:
Short-term borrowings (repayments), net	—	19,631
Borrowings (repayments) under revolving credit facilities, net	52,032	(115)
Long-term borrowings	30,293	30,828
Repayments of long-term borrowings	(68,173)	(51,415)
Other, net	(1,507)	704

Cash flows provided by (used for) financing activities	12,645	(367)

Net increase (decrease) in cash and cash equivalents	12,265	(6,316)
Cash and cash equivalents at beginning of period	13,002	14,305

Cash and cash equivalents at end of period	$25,267	$7,989

Supplemental disclosures:
Cash paid for interest	$67,108	$55,780

Cash paid (received) for income taxes, net	$(46)	$6,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

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

    Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company ("Trust Convertible Preferred Securities"), totaling $135.2 million net of discount at June 30, 2001, are included in the Condensed Consolidated Balance Sheets. The sole assets of Superior Trust I are the $171.8 million (principal amount) of convertible debentures of the Company, which bear interest at an annual rate of 8.50%. The convertible debentures mature on March 30, 2014. In July 2001, the Company suspended payment of the September 15, 2001 quarterly cash dividends on the Trust Convertible Preferred Securities. Unpaid dividends are cumulative and accrue interest at a rate of 8.50% per annum.

    On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000 which was issued on February 11, 2000. All references to common shares (except shares authorized) and to per share information in the condensed consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method in accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that goodwill and certain other intangible assets be reviewed annually for impairment. SFAS No. 142 also requires companies to cease amortization of existing goodwill and certain intangible assets upon adoption of this statement. Beginning January 1, 2002, the Company will discontinue recognition of expense charges for amortization of goodwill, which charges currently approximate $21.1 million annually ($10.5 million for the six month period ended June 30, 2001). Goodwill will be subject to impairment reviews beginning in the first quarter of 2002 and may result in future write-downs. Management is in the process of evaluating what impact the initial impairment assessments may have on the Company's financial statements.

  Derivative Financial Instruments

    The Company, to a limited extent, uses derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue derivative financial instruments for trading purposes.

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The cumulative effect of the change in accounting upon adoption of SFAS No. 133 was not material.

    The Company has entered into certain commodity contracts to hedge future sale commitments and LIFO inventory layers that are anticipated to be liquidated before year end which are designated as fair value hedges. Changes in the fair value of these contracts are recorded in the Condensed Consolidated Statement of Operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings. The net impact of hedge ineffectiveness for the three and six months ended June 30, 2001 was immaterial.

2. Inventories

    At June 30, 2001 and December 31, 2000, the components of inventories were as follows:

	June 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$37,131	$45,793
Work in process	45,941	42,006
Finished goods	195,779	190,782

	278,851	278,581
LIFO reserve	(3,566)	(16,722)

	$275,285	$261,859

    Inventories valued using the LIFO method amounted to $148.5 million and $133.6 million at June 30, 2001 and December 31, 2000, respectively.

3. Comprehensive income

    The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net income (loss)	$(2,347)	$8,456	$(6,549)	$8,837
Foreign currency translation adjustment	2,177	(2,694)	(608)	(2,540)
Other	102	—	(40)	—

Comprehensive income (loss)	$(68)	$5,762	$(7,197)	$6,297

4. Restructuring accrual

  Essex

    Since the acquisition of Essex International Inc. ("Essex") in November 1998, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of June 30, 2001, $17.7 million, $11.5 million, $3.0 million and $2.6 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

  Superior Israel

    During 2000, the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $3.8 million restructuring charge for the consolidation of manufacturing facilities. As of June 30, 2001, $3.7 million has been incurred and paid. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. During the six months ended June 30, 2001, Superior Israel recorded a $1.0 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

5. Debt

    The Company's operating activities are financed principally by a revolving credit facility which, along with Term Loan A and Term Loan B, comprise the Company's $1.15 billion Amended and Restated Credit Agreement (the "Credit Agreement"). On July 5, 2001, the Company and its principal lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement provides for, among other things, less stringent financial covenant requirements through June 2002, consistent with management's current forecast of operating results for such period. Also, pursuant to the Amended Credit Agreement the Company is obligated to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002. It is contemplated that funds for such pre-payment would be generated from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction") to be completed prior to such date. The Amended Credit Agreement also requires the Company to execute a definitive agreement related to a Deleveraging Proceeds Transaction by January 31, 2002 or the Company will be required to meet substantially more stringent financial covenant requirements. If the Company is not able to enter into any such definitive agreement or complete a Deleveraging Proceeds Transaction, it would likely not be able to meet the more stringent financial covenants or make the mandatory prepayment required under the Amended Credit Agreement. Either of these events would cause the Company to be in default under the Credit Agreement and would require the Company to seek a waiver under or other modification of the Credit Agreement. However, there can be no assurance that the Company would be able to obtain any such waiver or modification. Furthermore, if certain other interim deleveraging milestones are not met, the Amended Credit Agreement requires the suspension of cash interest payments on the Company's $200 million subordinated notes on November 30, 2001 (which would require the Company to obtain the consent of the subordinated note holders, the failure of which to obtain would result in an event of default under the subordinated notes) and the suspension of dividend payments on the outstanding Trust Convertible Preferred Securities. The Company intends to proceed expeditiously in completing a Deleveraging Proceeds Transaction. Although there can be no certainty, the Company anticipates that such transaction can be completed within the time frame and in an aggregate dollar amount sufficient to comply with all Amended Credit Agreement covenant requirements.

    Pursuant to the Amended Credit Agreement, the interest rate on the revolving credit facility has been increased to LIBOR plus 3.75% or the base rate (prime) plus 2.75%; and the interest rate on term loans A and B has been adjusted to LIBOR plus 3.75% or the base rate (prime) plus 2.75% and LIBOR plus 4.25% or the base rate (prime) plus 3.25%, respectively. The Company paid a fee of $2.3 million to its lenders to secure these modifications.

6. Earnings per share

    The computation of basic and diluted earnings per share for the three and six months ended June, 2001 and 2000 is as follows:

	Three Months Ended June 30,
	2001			2000
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings (loss) per common share	$(2,347)	20,570	$(0.11)	$8,456	20,213	$0.42

Dilutive impact of stock options		—			103

Diluted earnings (loss) per common share	$(2,347)	20,570	$(0.11)	$8,456	20,316	$0.42

	Six Months Ended June 30,
	2001			2000
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings (loss) per common share	$(6,549)	20,499	$(0.32)	$8,837	20,198	$0.44

Dilutive impact of stock options		—			139

Diluted earnings (loss) per common share	$(6,549)	20,499	$(0.32)	$8,837	20,337	$0.43

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation for the three and six months ended June 30, 2001 and 2000 as the impact would be anti-dilutive.

    As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At June 30, 2001 and 2000, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

7. Infrequent and unusual charges

    The Company incurred infrequent and unusual charges of $0.2 million and $1.0 million during the three and six months ended June 30, 2001, respectively, related to restructuring activities at Superior Israel. During the three and six months ended June 30, 2000, the Company incurred infrequent and unusual charges of $3.0 million and $8.8 million, respectively, primarily associated with the rationalization of certain Essex manufacturing facilities. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the rationalization.

8. Business segments

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications and (iii) the Company's 50.2% owned Israeli subsidiary Superior Cables Limited. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net sales:
Communications	$216,345	$226,681	$421,976	$426,055
OEM	139,793	158,476	290,384	320,855
Electrical	130,709	164,929	252,803	301,072

	$486,847	$550,086	$965,163	$1,047,982

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Operating income (loss):
Communications	$35,781	$37,553	$65,701	$65,970
OEM	12,863	20,401	28,803	42,238
Electrical	(3,883)	6,161	(5,896)	8,142
Corporate and other	(6,719)	(4,422)	(12,765)	(9,058)
Amortization of goodwill	(5,265)	(5,222)	(10,530)	(10,428)
Infrequent and unusual charges	(202)	(2,956)	(1,025)	(8,812)

	$32,575	$51,515	$64,288	$88,052

	June 30, 2001	December 31, 2000
Total assets:
Communications	$530,485	$544,561
OEM	313,096	302,690
Electrical	279,203	271,831
Corporate and other (including goodwill)	855,889	872,587

	$1,978,673	$1,991,669

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

    Industry segment financial data (including sales and operating income by industry segment) for the three and six month periods ended June 30, 2001 and 2000 is included in Note 8 to the accompanying condensed consolidated financial statements.

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

Results of Operations—Three and Six Month Periods Ended June 30, 2001 as Compared to the Three and Six Month Periods Ended June 30, 2000

    Consolidated sales for the quarter ended June 30, 2001 were $486.8 million, a decrease of 11.5% as compared to sales of $550.1 million for the quarter ended June 30, 2000. Adjusted for a constant cost of copper, the sales decline in the June 2001 quarter as compared to the June 2000 quarter was approximately 10.5%.

    Communications Group sales for the June 30, 2001 quarter were $216.3 million, a decrease of 5% on a copper-adjusted basis over the June 30, 2000 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 7% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to the impact of the loss of a major customer contract that occurred in the third quarter of 2000, which was partially offset by strengthening domestic and international demand for copper OSP cables during the June 30, 2001 quarter. Sales of fiber optic cable continued to expand on a comparative basis in the June 30, 2001 quarter, increasing 86% over the comparative prior year period.

    OEM Group sales were $139.8 million for the quarter ended June 30, 2001, reflecting a copper-adjusted decline of 11% as compared to the June 30, 2001 quarter. The current quarter comparative sales decline reflected softening demand for magnet wire from the Company's major OEM customers due principally to general industrial sector weakness which has existed since the third quarter of 2000, and has impacted end customer demand, particularly in the automotive and power distribution and generation sectors.

    Electrical Group sales were $130.7 million for the June 30, 2001 quarter representing a decline of 18% on a copper-adjusted basis as compared to the quarter ended June 30, 2000. The comparative sales decline was due to severe price competition caused by current industry overcapacity coupled with weaker industry-wide demand levels as a result of overall economic conditions. The impact of lower prices, on a copper-adjusted basis, for the June 2001 quarter amounted to approximately $6 million as compared to the June 2000 quarter.

    Consolidated sales for the six month period ended June 30, 2001 were $965.2 million, a decrease of 8% as compared to sales of $1.048 billion for the six month period ended June 30, 2000. The comparative reduction in sales for the 2001 six month period was due primarily to comparative declines of 14% and 10% in Electrical Group and OEM Group sales, respectively.

    Gross profit for the June 30, 2001 quarter was $78.5 million, a decline of $20.2 million as compared to gross profit of $98.7 million for the quarter ended June 30, 2000. The gross profit margin in the June 2001 quarter was 16.1%, a decline on a copper-adjusted basis of 200 basis points, as compared to the prior year June quarter. The comparative decline in gross profit and gross profit margin was principally attributable to the Electrical and OEM Groups. OEM Group gross profit margins were negatively impacted in the June 2001 quarter by moderate price pressure due to overall lower demand levels while the Electrical Group gross profit margin was comparatively lower due to depressed industry pricing levels, which, as indicated above, impacted sales and gross profit by approximately $6 million in the June 2001 quarter. Partially offsetting the gross profit margin declines in Electrical and OEM was a gross profit margin expansion in the Communications Group in the June 2001 quarter reflecting improving margins for fiber optic cable as well as the benefit of product mix and other cost reductions.

    For the six month period ended June 30, 2001, gross profit was $156.0 million, a decline of 15% as compared to the prior year six month period. The comparative reduction in gross profit was principally the result of lower sales and lower gross profit margins in the Electrical Group and OEM Group associated with the aforementioned pricing pressures and the impact of the weak industrial sector economic conditions.

    Selling, general and administrative expense ("SG&A expense") for the three and six month periods ended June 30, 2001 was $40.4 million and $80.2 million, respectively, an increase of 4% in both periods as compared to SG&A expense of $39.0 million and $77.0 million, respectively, for the three and six months ended June 30, 2000. Such increase was primarily attributable to higher selling and marketing expenses to support the product development and sales growth of the Communications Group fiber optic cable product line.

    The Company incurred infrequent and unusual charges of $0.2 million and $1.0 million for the three and six month periods ended June 30, 2001, respectively, related to restructuring activities in the Company's Superior Israel operations. For the three and six month periods ended June 30, 2000, the Company incurred infrequent and unusual charges of $3.0 million and $8.8 million, respectively, which were primarily associated with the rationalization of certain Essex manufacturing facilities.

    Operating income for the June 30, 2001 quarter was $32.6 million. Before infrequent and unusual charges and goodwill amortization, operating income was $38.0 million, a decline of $21.7 million as compared to the June 30, 2000 quarter. For the six month period ended June 30, 2001, operating income before infrequent and unusual charges and goodwill amortization was $75.8 million, a decline of $31.4 million as compared to the six month period ended June 30, 2000. The comparative decline in operating income for the current year three and six month periods was principally attributable to lower sales, gross margins, and operating income in the Electrical and OEM Groups.

    Interest expense for the three and six month periods ended June 30, 2001 was $30.5 million and $62.8 million, respectively, representing a decrease of $2.0 million and $0.9 million, respectively, over the prior year three and six month periods. The decrease in interest expense reflects lower short-term (LIBOR) interest rates as a result of recent Federal Reserve interest rate cuts. Based on current short term interest rates, the Company anticipates additional interest expense reductions on a sequential period and year-over-year basis in the third quarter of 2001.

    Income before infrequent and unusual charges and goodwill amortization for the quarter ended June 30, 2001 was $3.0 million or $0.15 per diluted share as compared to $15.4 million or $0.76 per diluted share for the quarter ended June 30, 2000. For the six month period ended June 30, 2001, net income before infrequent and unusual charges and goodwill amortization was $4.5 million or $0.22 per diluted share as compared to $24.5 million or $1.20 per diluted share for the same period of the prior year. The reduction in pro forma earnings in the current period was due principally to lower operating income in the Electrical and OEM Groups, offset partially by lower interest costs.

Liquidity and Capital Resources

    For the six months ended June 30, 2001, the Company generated $15.3 million in cash flows from operating activities. Cash flows provided by operating activities consisted of $28.8 million provided by operating cash flow (net loss plus non-cash charges) reduced by $13.5 million in cash flow used for net working capital changes, including a seasonal inventory increase of $14.6 million. The Company anticipates that inventory levels will be seasonally lower by the end of 2001. Cash used for investing activities amounted to $15.7 million and consisted principally of $14.3 million of capital expenditures. Cash provided by financing activities amounted to $12.6 million which was associated principally with a $12.3 million increase in cash and cash equivalents. At June 30, 2001 cash and cash equivalents were $25.3 million.

    The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under its $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by the common stock of its principal foreign subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios (which are discussed more fully below), limitations on the amount of dividends the Company is allowed to pay on its capital stock and restrictions on additional indebtedness.

    In addition to financing provided by the Company's credit facilities, the Company has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing through the issuance of commercial paper. At June 30, 2001, $160.0 million was outstanding under this program.

    On July 5, 2001, the Company and its lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement provides for, among other things, less stringent financial covenant requirements through June 2002, consistent with management's current forecast of operating results for such period. Also, pursuant to the Amended Credit Agreement the Company is obligated to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002. It is contemplated that funds for such pre-payment would be generated from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction") to be completed prior to such date. The Amended Credit Agreement also requires the Company to execute a definitive agreement related to a Deleveraging Proceeds Transaction by January 31, 2002 or the Company will be required to meet substantially more stringent financial covenant requirements. If the Company is not able to enter into any such definitive agreement or complete a Deleveraging Proceeds Transaction, it would likely not be able to meet the more stringent financial covenants or make the mandatory prepayment required under the Amended Credit Agreement. Either of these events would cause the Company to be in default under the Credit Agreement and would require the Company to seek a waiver under or other modification of the Credit Agreement. However, there can be no assurance that the Company would be able to obtain any such waiver or modification. Furthermore, if certain other interim deleveraging milestones are not met, the Amended Credit Agreement requires the suspension of cash interest payments on the Company's Sub Notes on November 30, 2001 (which would require the Company to obtain the consent of the Sub Note holders, the failure of which to obtain would result in an event of default under the Sub Notes) and the suspension of dividend payments on the outstanding Trust Convertible Preferred Securities.

    The Company intends to proceed expeditiously in completing a Deleveraging Proceeds Transaction in order to substantially deleverage its balance sheet, improve its capital structure and provide the appropriate capital base for the growth of its operations. The Company is currently evaluating its businesses and product lines with respect to such transaction. Although there can be no certainty, the Company anticipates that such transaction can be completed within the time frame and in an aggregate dollar amount sufficient to comply with all Amended Credit Agreement covenant requirements. The Company intends to appoint a major global investment banking firm in the near future to assist with this process. In connection with a Deleveraging Proceeds Transaction, any asset that is determined to be held for sale will be evaluated for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" with an impairment charge (if any) recorded at such time. At the present time, all of the Company's assets are held for use and no impairment exists.

    At June 30, 2001 the Company had unused and excess borrowing availability under its Credit Agreement of $95 million and cash on hand of $25 million resulting in total operating funds availability of $120 million which, along with its operating cash flow, is used to service the Company normal operating commitments.

    Over the next twelve month period the Company (excluding its Superior Israel operations) anticipates a reduction in cash flow required to service interest costs and capital expenditure obligations. The Company is currently benefiting from the substantial reduction in market interest rates that have occurred over the past six months. Cash interest expense, based on current market interest rates, is expected to approximate $100-$105 million over the next twelve months, a reduction of $15-$20 million from cash interest costs incurred in 2000. Capital expenditures are expected to approximate $25-$30 million over the next twelve month period, a reduction of $33-$38 million from capital expenditures in 2000. Further, the Company recently announced an indefinite suspension and deferral of dividend payments on the outstanding Trust Convertible Preferred Securities resulting in annualized cash flow savings of $14 million. Unpaid dividends are cumulative and accrue interest at a rate of 8.50% per annum.

    In the aggregate, the Company believes that it has reduced its annual cash outflow requirement for interest, dividends and capital expenditures by more than $60 million from 2000 levels. The Company further believes its cash and credit availability ($120 million at June 30, 2001), together with internal operating cash flow will be sufficient to service the anticipated reduced level of commitments as well as meet all ordinary term loan amortization requirements over the next twelve month period. However, a material adverse change in working capital requirements or a meaningful reduction in anticipated operating results could have adverse consequences with respect to cash flow or with respect to compliance by the Company with its financial covenant and other requirements pursuant to the Amended Credit Agreement, which could restrict access to available funds under the Credit Agreement.

    Superior Israel's operations are funded and financed separately, on a non-recourse basis to the Company, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At June 30, 2001, Superior Israel had $14.6 million in excess availability under its revolving credit facility.

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
10.1*
Amendment No. 5, dated as of June 30, 2001 to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent.
	10.2*	Amendment dated as of January 1, 2001, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc.
	10.3*	Notice to Holders of 8 1/2% Trust Convertible Preferred Securities of Superior Trust I, dated as of August 8, 2001.
(b)	Reports on Form 8-K
None.

*
Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR TELECOM INC.
Date: August 14, 2001	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K