Form 10-Q
period 2001-09-30
SUPERIOR TELECOM INC
filed 2001-11-14
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2001
Common Stock, $.01 Par Value	20,854,304

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

SUPERIOR TELECOM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,752	$13,002
Accounts receivable (less allowance for doubtful accounts of $5,579 and $4,998 at September 30, 2001 and December 31, 2000, respectively)	243,071	280,411
Inventories	270,627	261,859
Other current assets	43,532	41,385

Total current assets	570,982	596,657
Property, plant and equipment, net	519,139	539,065
Long-term investments and other assets	88,944	83,873
Goodwill (less accumulated amortization of $65,290 and $49,574 at September 30, 2001 and December 31, 2000, respectively)	755,869	772,074

Total assets	$1,934,934	$1,991,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$144,149	$160,000
Current portion of Superior Israel long-term debt	33,495	36,252
Current portion of long-term debt	252,491	80,555
Accounts payable	134,870	143,927
Accrued expenses	84,106	99,760

Total current liabilities	649,111	520,494
Long-term debt, less current portion	936,028	1,107,557
Minority interest in subsidiary	7,004	8,429
Other long-term liabilities	107,865	110,245

Total liabilities	1,700,008	1,746,725

Company-obligated Mandatorily Redeemable Trust Convertible
Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	135,753	134,941
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 35,000,000 shares authorized; 21,509,118 and 21,133,361 shares issued at September 30, 2001 and December 31, 2000, respectively	215	211
Capital in excess of par value	42,815	40,937
Accumulated other comprehensive deficit	(10,922)	(8,485)
Retained earnings	85,862	96,483

	117,970	129,146
Treasury stock, at cost; 813,357 shares at September 30, 2001 and 828,300 shares at December 31, 2000	(18,797)	(19,143)

Total stockholders' equity	99,173	110,003

Total liabilities and stockholders' equity	$1,934,934	$1,991,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2001	2000
Net sales	$420,306	$507,223
Cost of goods sold	350,129	426,898

Gross profit	70,177	80,325
Selling, general and administrative expenses	36,139	38,449
Amortization of goodwill	5,264	5,267
Infrequent and unusual charges	—	3,915

Operating income	28,774	32,694
Interest expense	(27,616)	(32,231)
Other income (expense), net	(572)	2,060

Income before income taxes, distributions on preferred securities of Superior Trust I and minority interest	586	2,523
Provision for income taxes	(1,020)	(1,540)

Income (loss) before distributions on preferred securities of Superior Trust I and minority interest	(434)	983
Distributions on preferred securities of Superior Trust I	(3,819)	(3,789)

Loss before minority interest	(4,253)	(2,806)
Minority interest in net loss of subsidiary	328	1,221

Net loss	$(3,925)	$(1,585)

Net loss per share of common stock:
Basic	$(0.19)	$(0.08)

Diluted	$(0.19)	$(0.08)

Weighted average shares outstanding:
Basic	20,690	20,252

Diluted	20,690	20,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Net sales	$1,385,469	$1,555,205
Cost of goods sold	1,159,245	1,290,563

Gross profit	226,224	264,642
Selling, general and administrative expenses	116,343	115,474
Amortization of goodwill	15,794	15,695
Infrequent and unusual charges	1,025	12,727

Operating income	93,062	120,746
Interest expense	(90,436)	(95,940)
Other income, net	1,231	1,696

Income before income taxes, distributions on preferred securities of Superior Trust I and minority interest	3,857	26,502
Provision for income taxes	(3,764)	(11,876)

Income before distributions on preferred securities of Superior Trust I and minority interest	93	14,626
Distributions on preferred securities of Superior Trust I	(11,434)	(11,348)

Income (loss) before minority interest	(11,341)	3,278
Minority interest in net loss of subsidiary	867	3,974

Net income (loss)	$(10,474)	$7,252

Net income (loss) per share of common stock:
Basic	$(0.51)	$0.36

Diluted	$(0.51)	$0.36

Weighted average shares outstanding:
Basic	20,563	20,216

Diluted	20,563	20,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Nine Months Ended September 30, 2001
	Shares	Amount
Common stock:
Balance at beginning of period	21,133,361	$211
Employee stock purchase plan	375,757	4

Balance at end of period	21,509,118	215
Capital in excess of par value:
Balance at beginning of period		40,937
Employee stock purchase plan		702
Compensation expense related to stock grants		1,176

Balance at end of period		42,815
Accumulated other comprehensive deficit:
Balance at beginning of period		(8,485)
Foreign currency translation adjustment		(2,460)
Other		23

Balance at end of period		(10,922)
Retained earnings:
Balance at beginning of period		96,483
Net loss		(10,474)
Stock grants		(147)

Balance at end of period		85,862
Treasury stock:
Balance at beginning of period	(828,300)	(19,143)
Stock grants from treasury stock	14,943	346

Balance at end of period	(813,357)	(18,797)
Total stockholders' equity	20,695,761	$99,173

Comprehensive loss		$(12,911)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(10,474)	$7,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,868	46,613
Amortization of deferred financing costs	4,391	4,068
Provision for deferred taxes	3,799	5,084
Minority interest in losses of subsidiary	(867)	(3,974)
Change in assets and liabilities:
Accounts receivable	33,789	(32,670)
Inventories	(11,336)	21,812
Other current and non-current assets	(5,412)	6,974
Accounts payable and accrued expenses	(21,566)	18,202
Other, net	(1,425)	(2,853)

Cash flows provided by operating activities	40,767	70,508

Cash flows from investing activities:
Capital expenditures	(22,370)	(60,237)
Superior Israel customer loans	(9,428)	(25,524)
Net proceeds from the sale of assets	3,810	5,827
Other	(678)	1,417

Cash flows used for investing activities	(28,666)	(78,517)

Cash flows from financing activities:
Short-term borrowings (repayments), net	(15,851)	19,430
Borrowings under revolving credit facilities, net	57,943	8,086
Long-term borrowings	13,736	44,594
Repayments of long-term borrowings	(66,066)	(71,366)
Other, net	(1,113)	980

Cash flows provided by (used for) financing activities	(11,351)	1,724

Net increase (decrease) in cash and cash equivalents	750	(6,285)
Cash and cash equivalents at beginning of period	13,002	14,305

Cash and cash equivalents at end of period	$13,752	$8,020

Supplemental disclosures:
Cash paid for interest	$96,451	$80,139

Cash paid for income taxes, net	$67	$9,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
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

    Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company ("Trust Convertible Preferred Securities"), totaling $135.8 million net of discount at September 30, 2001, are included in the Condensed Consolidated Balance Sheets. The sole assets of Superior Trust I are the $171.8 million (principal amount) of convertible debentures of the Company, which bear interest at an annual rate of 8.50%. The convertible debentures mature on March 30, 2014. In July 2001, the Company deferred the September 15, 2001 quarterly cash dividend payment. Pursuant to the provisions of the related indentures, the Company may defer quarterly cash dividend payments for a period of up to twenty consecutive quarters, during which period unpaid dividends are cumulative and accrue interest at a rate of 8.50% per annum. Additionally, during such deferral period the Company, among other things, cannot pay cash dividends on its common stock, or redeem or repurchase any of its capital stock.

    On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000 which was issued on February 11, 2000. All references to common shares (except shares authorized) and to per share information in the condensed consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method in accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that goodwill and certain other intangible assets be reviewed annually for impairment. SFAS No. 142 also requires companies to cease amortization of existing goodwill and certain intangible assets upon adoption of this statement. Beginning January 1, 2002, the Company will discontinue recognition of expense charges for amortization of goodwill, which charges currently approximate $21.1 million annually ($15.8 million for the nine month period ended September 30, 2001). Goodwill will be subject to impairment reviews beginning in the first quarter of 2002 and may result in future write-downs. Management is in the process of evaluating what impact the initial impairment assessments may have on the Company's financial statements.

    In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

    The Company has entered into certain commodity contracts to hedge future sale commitments and LIFO inventory layers that are anticipated to be liquidated before year end which are designated as fair value hedges. Changes in the fair value of these contracts are recorded in the Condensed Consolidated Statement of Operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings. On July 1, 2001, the Company removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, the Company recorded a $0.5 million gain related to changes in the fair market value of these contracts subsequent to July 1, 2001. The net impact of hedge ineffectiveness for the three and nine months ended September 30, 2001 was immaterial.

    The Company uses foreign currency forward contracts to hedge receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These derivates are considered non-designated derivatives.

2. Inventories

    At September 30, 2001 and December 31, 2000, the components of inventories were as follows:

	September 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$30,309	$45,793
Work in process	38,344	42,006
Finished goods	198,544	190,782

	267,197	278,581
LIFO reserve	3,430	(16,722)

	$270,627	$261,859

    Inventories valued using the LIFO method amounted to $145.0 million and $133.6 million at September 30, 2001 and December 31, 2000, respectively.

3. Comprehensive income

    The components of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net income (loss)	$(3,925)	$(1,585)	$(10,474)	$7,252
Foreign currency translation adjustment	(1,852)	(524)	(2,460)	(3,064)
Other	63	—	23	—

Comprehensive income (loss)	$(5,714)	$(2,109)	$(12,911)	$4,188

4. Restructuring accrual

  Essex

    Since the acquisition of Essex International Inc. ("Essex") in November 1998, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of September 30, 2001, $17.7 million, $11.6 million, $3.0 million and $2.7 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

  Superior Israel

    During 2000, the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $3.8 million restructuring charge for the consolidation of manufacturing facilities. As of September 30, 2001, $3.7 million has been incurred and paid. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. During the nine months ended September 30, 2001, Superior Israel recorded a $1.0 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

5. Debt

    The Company's operating activities are financed principally by a revolving credit facility which, along with Term Loan A and Term Loan B, comprise the Company's $1.15 billion Amended and Restated Credit Agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). On July 5, 2001, the Company and its principal lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement included, among other things, revised financial covenant requirements through June 2002. The Amended Credit Agreement required the Company to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002 from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction"). The Amended Credit Agreement further required the Company by January 31, 2002 to either (i) have executed a definitive agreement related to a Deleveraging Proceeds Transaction, or (ii) meet substantially more stringent financial covenant requirements which would likely result in the Company being in default at such time, requiring the Company to seek a waiver or other modification. However, there can be no assurance that the Company would be able to obtain any such waiver or modification. If certain other interim deleveraging milestones were not met (which included obtaining a letter of intent by November 15, 2001 for a Deleveraging Proceeds Transaction), the Amended Credit Agreement required the suspension of cash interest payments on the Sub Notes on November 30, 2001 (which would necessitate obtaining consent from the Sub Notes holders).

    Upon entering into the Amended Credit Agreement, the Company initiated a process involving a Deleveraging Proceeds Transaction which was anticipated to generate proceeds significantly greater than required under the Amended Credit Agreement. While such process is currently proceeding, the events of September 11th and the adverse impact on financial markets and valuation levels has caused the Company to consider delaying a Deleveraging Proceeds Transaction until business and financial conditions improve.

    Accordingly, the Company has commenced discussions with its lenders seeking to further amend the Amended Credit Agreement to provide for, among other things, (i) an extension of certain milestone dates related to completion of a Deleveraging Proceeds Transaction until the latter stages of 2002 or early 2003, including the required date for the $175 million term loan prepayment and the required date for executing a definitive agreement for a Deleveraging Proceeds Transaction, (ii) modified financial covenant performance requirements through the year ended 2002 and (iii) provisions regarding payment of interest on the Sub Notes. While no assurance can be given, the Company believes it will be successful in obtaining such amendments to the Amended Credit Agreement in the near future.

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

6. Earnings per share

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended September 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share	$(3,925)	20,690	$(0.19)	$(1,585)	20,252	$(0.08)

Diluted loss per common share	$(3,925)	20,690	$(0.19)	$(1,585)	20,252	$(0.08)

	Nine Months Ended September 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings (loss) per common share	$(10,474)	20,563	$(0.51)	$7,252	20,216	$0.36

Dilutive impact of stock options		—			96

Diluted earnings (loss) per common share	$(10,474)	20,563	$(0.51)	$7,252	20,312	$0.36

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation for the three and nine months ended September 30, 2001 and 2000 as the impact would be anti-dilutive.

    As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At September 30, 2001 and 2000, the dilutive impact of such stock options to the Company's earnings per share calculation was immaterial.

7. Infrequent and unusual charges

    The Company incurred infrequent and unusual charges of $1.0 million during the nine months ended September 30, 2001, related to restructuring activities at Superior Israel. During the three and nine months ended September 30, 2000, the Company incurred infrequent and unusual charges of $3.9 million and $12.7 million, respectively, primarily associated with the rationalization of certain Essex manufacturing facilities. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the rationalization.

8. Business segments

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications and (iii) the Company's 50.2% owned Israel subsidiary Superior Cables Limited. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net sales:
Communications	$172,051	$215,794	$594,027	$641,849
OEM	129,009	151,445	419,393	472,300
Electrical	119,246	139,984	372,049	441,056

	$420,306	$507,223	$1,385,469	$1,555,205

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Operating income (loss):
Communications	$25,718	$29,158	$91,419	$95,128
OEM	12,656	16,899	41,459	59,137
Electrical	979	(326)	(4,917)	7,816
Corporate and other	(5,315)	(3,855)	(18,080)	(12,913)
Amortization of goodwill	(5,264)	(5,267)	(15,794)	(15,695)
Infrequent and unusual charges	—	(3,915)	(1,025)	(12,727)

	$28,774	$32,694	$93,062	$120,746

	September 30, 2001	December 31, 2000
	(in thousands)
Total assets:
Communications	$523,384	$544,561
OEM	304,752	302,690
Electrical	272,463	271,831
Corporate and other (including goodwill)	834,335	872,587

	$1,934,934	$1,991,669

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

    Industry segment financial data (including sales and operating income by industry segment) for the three and nine month periods ended September 30, 2001 and 2000 is included in Note 8 to the accompanying condensed consolidated financial statements.

Impact of Copper Price Fluctuations on Operating Results

    Copper is one of the principal raw materials used in the Company's wire and cable product manufacturing. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability, as the Company, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

Results of Operations—Three and Nine Month Periods Ended September 30, 2001 as Compared to the Three and Nine Month Periods Ended September 30, 2000

    Consolidated sales for the quarter ended September 30, 2001 were $420.3 million, a decrease of 17% as compared to sales of $507.2 million for the quarter ended September 30, 2000. Adjusted for a constant cost of copper, the sales decline in the September 2001 quarter as compared to the September 2000 quarter was approximately 12%.

    Communications Group sales for the September 30, 2001 quarter were $172.1 million, a decrease of 19% on a copper-adjusted basis from the September 30, 2000 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 14% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by major telephone company customers following recently imposed budgetary constraints for the balance of 2001. Also contributing to the comparative sales decline were lower sales of fiber optic cable in the September 30, 2001 quarter which decreased 55% over the prior year period.

    OEM Group sales were $129.0 million for the quarter ended September 30, 2001, reflecting a copper-adjusted decline of 11% as compared to the September 30, 2000 quarter. The current quarter comparative sales decline reflected continued soft demand for magnet wire from the Company's major OEM customers due principally to general industrial sector weakness (particularly in the automotive, power distribution and generation, and industrial equipment sectors) which has existed since the third quarter of 2000 and which was further impacted by the events of September 11th.

    Electrical Group sales were $119.2 million for the September 30, 2001 quarter representing a decline of 2% on a copper-adjusted basis as compared to the quarter ended September 30, 2000. The comparative sales decline was due principally to weaker industry-wide demand levels as a result of overall economic conditions.

    Consolidated sales for the nine month period ended September 30, 2001 were $1.385 billion, a copper-adjusted decrease of 9% as compared to the nine month period ended September 30, 2000. The comparative reduction in sales for the 2001 nine month period was due primarily to comparative declines of 11% and 10% in Electrical Group and OEM Group sales, respectively and was attributable to previously mentioned general economic conditions.

    Gross profit for the September 30, 2001 quarter was $70.2 million, a decline of $10.1 million as compared to gross profit of $80.3 million for the quarter ended September 30, 2000. The gross profit margin in the September 2001 quarter was 16.7%, a decline on a copper-adjusted basis of 20 basis points, as compared to the prior year September quarter. The comparative decline in gross profit and gross profit margin was principally attributable to the OEM Group where gross profit margins have been negatively impacted during 2001 by moderate price pressure due to overall lower demand levels. Partially offsetting the gross profit margin decline in the OEM Group was improved comparative gross profit margins during the three month period ended September 30, 2001 in the Electrical Group and Communications Group, due principally to productivity gains.

    For the nine month period ended September 30, 2001, gross profit was $226.2 million, a decline of 15% as compared to the prior year nine month period. The comparative reduction in gross profit was principally the result of lower sales and lower gross profit margins in the Electrical Group and OEM Group associated with industry pricing conditions and the impact of the weak industrial sector economic conditions.

    Selling, general and administrative expense ("SG&A expense") for the three month period ended September 30, 2001 was $36.1 million, a decrease of 6%, as compared to SG&A expense of $38.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, SG&A expense increased 1% to $116.3 million as compared to the prior year nine month period ended September 30, 2000. The increase for the nine month period was primarily attributable to higher selling and marketing expenses during the first and second quarter of 2001 to support the product development and sales growth of the Communications Group fiber optic cable product line.

    The Company incurred infrequent and unusual charges of $1.0 million for the nine month period ended September 30, 2001 related to restructuring activities in the Company's Superior Israel operations. For the three and nine month periods ended September 30, 2000, the Company incurred infrequent and unusual charges of $3.9 million and $12.7 million, respectively, which were primarily associated with the rationalization of certain Essex manufacturing facilities.

    Operating income for the September 30, 2001 quarter was $28.8 million. Before infrequent and unusual charges and goodwill amortization, operating income was $34.0 million, a decline of $7.8 million as compared to the September 30, 2000 quarter. For the nine month period ended September 30, 2001, operating income before infrequent and unusual charges and goodwill amortization was $109.9 million, a decline of $39.3 million as compared to the nine month period ended September 30, 2000. The comparative decline in operating income for the current year three month period was principally attributable to lower sales in the Communications Group in the September 2001 quarter and lower sales and gross margins in the OEM Group. Partially offsetting the comparative decline in operating income in the Communications and OEM Groups for the September 2001 quarter was a comparative improvement in operating income in the Electrical Group which was attributable to productivity gains and was achieved despite lower volume and lower pricing levels as compared to the prior year comparative three month period.

    Interest expense for the three and nine month periods ended September 30, 2001 was $27.6 million and $90.4 million, respectively, representing a decrease of $4.6 million and $5.5 million, respectively, over the prior year three and nine month periods. The decrease in interest expense reflects lower short-term (LIBOR) interest rates as a result of recent Federal Reserve interest rate cuts. Based on current short term interest rates, the Company anticipates additional interest expense reductions on a sequential period ($2-$3 million) and year-over-year basis ($9-$10 million) in the fourth quarter of 2001.

    Income before infrequent and unusual charges and goodwill amortization for the quarter ended September 30, 2001 was $1.3 million or $0.06 per diluted share as compared to $5.4 million or $0.27 per diluted share for the quarter ended September 30, 2000. For the nine month period ended September 30, 2001, income before infrequent and unusual charges and goodwill amortization was $5.8 million or $0.29 per diluted share as compared to $30.0 million or $1.48 per diluted share for the same period of the prior year. The reduction in pro forma earnings in the current period was due principally to lower operating income partially offset by lower interest costs.

Liquidity and Capital Resources

    For the nine months ended September 30, 2001, the Company generated $40.8 million in cash flows from operating activities. Cash flows provided by operating activities consisted of $46.7 million provided by operating cash flow (net loss plus non-cash charges) reduced by $5.9 million in cash flow used for net working capital changes. Cash used for investing activities amounted to $28.7 million and consisted principally of $22.4 million of capital expenditures. Capital expenditures for the current year nine month period have been reduced by approximately $38 million as compared to the prior year nine month period, more than offsetting an approximate $30 million reduction in cash flow provided by operating activities during the current year nine month period. Cash used for financing activities which principally related to net reductions in debt, amounted to $11.4 million.

    The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under its $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a majority of the common stock of its principal foreign subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios (which are discussed more fully below), limitations on the amount of dividends the Company is allowed to pay on its capital stock and restrictions on additional indebtedness.

    In addition to financing provided by the Company's credit facilities, the Company has financing availability under a receivable securitization program providing for up to $160.0 million (based on the level of accounts receivables) in short-term financing through the issuance of commercial paper. At September 30, 2001, $144.1 million was outstanding under this program which, based on the current level of accounts receivable, was fully drawn. This program, which is periodically renewable, expires on June 30, 2002, at which time the Company anticipates it will obtain an applicable renewal.

    On July 5, 2001, the Company and its lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement included, among other things, revised financial covenant requirements through June 2002. The Amended Credit Agreement required the Company to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002 from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction"). The Amended Credit Agreement further required the Company by January 31, 2002 to either (i) have executed a definitive agreement related to a Deleveraging Proceeds Transaction, or (ii) meet substantially more stringent financial covenant requirements which would likely result in the Company being in default at such time, requiring the Company to seek a waiver or other modification. However, there can be no assurance that Superior would be able to obtain any such waiver or modification. If certain other interim deleveraging milestones were not met, the Amended Credit Agreement also required the suspension of cash interest payments on the Sub Notes on November 30, 2001 (which suspension would necessitate obtaining consent from the Sub Notes holders).

    Upon entering into the Amended Credit Agreement, the Company initiated a process involving a Deleveraging Proceeds Transaction which was anticipated to generate proceeds significantly greater than required under the Amended Credit Agreement. While such process is currently proceeding, the events of September 11th and the adverse impact on financial markets and valuation levels has caused the Company to consider delaying a Deleveraging Proceeds Transaction until business and financial conditions improve.

    Accordingly, the Company has commenced discussions with its lenders seeking to further amend the Amended Credit Agreement to provide for, among other things, (i) an extension of certain milestone dates related to completion of a Deleveraging Proceeds Transaction until the latter stages of 2002 or early 2003, including the required date for the $175 million term loan prepayment and the required date for executing a definitive agreement for a Deleveraging Proceeds Transaction, (ii) modified financial covenant performance requirements through the year ended 2002 and (iii) provision regarding payment of interest on the Sub Notes. While no assurance can be given, the Company believes it will be successful in obtaining such amendments to the Credit Agreement in the near future and that the Company will be able to successfully complete a Deleveraging Proceeds Transaction within the revised time frame.

    At September 30, 2001 the Company had unused and excess borrowing availability under the Amended Credit Agreement of $88 million and cash on hand of $14 million resulting in total operating funds availability of $102 million which, along with its operating cash flow, is used to service the Company normal operating commitments.

    Over the next twelve month period the Company (excluding its Superior Israel operations) anticipates a substantial reduction in cash flow required to service interest costs and capital expenditure obligations. The Company is currently benefiting from the substantial reduction in market interest rates that have occurred over the past nine months. Cash interest expense, based on current market interest rates, is expected to approximate $80-$85 million over the next twelve months, a reduction of $35-$40 million from cash interest costs incurred in 2000. Capital expenditures are expected to approximate $20-$25 million over the next twelve month period, a reduction of $38-$43 million from capital expenditures in 2000. Further, the Company will be deferring dividend payments on the outstanding Trust Convertible Preferred Securities resulting in annualized cash flow savings of $14 million. Unpaid dividends are cumulative and accrue interest at a rate of 8.50% per annum.

    In the aggregate, the Company believes that it has reduced its annual cash outflow requirement for interest, dividends and capital expenditures by more than $90 million from 2000 levels. The Company further believes its cash and credit availability ($102 million at September 30, 2001), together with internal operating cash flow will be sufficient to service the anticipated reduced level of commitments as well as meet all ordinary term loan amortization requirements over the next twelve month period. However, a material adverse change in working capital requirements or a meaningful reduction in anticipated operating results could have adverse consequences with respect to cash flow. Additionally, there could be adverse consequences if the Company is not successful in obtaining the aforementioned amendment to its Amended Credit Agreement, which could result in the Company not being in compliance with certain financial covenants as of December 31, 2001 or meeting certain deadline dates for a Deleveraging Proceeds Transaction, the earliest of which is January 31, 2002. Such outcome, which is not currently anticipated, could result in restricted access to otherwise available borrowings and an acceleration of debt under the Amended Credit Agreement.

    Superior Israel's operations are funded and financed separately, on a non-recourse basis to the Company, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At September 30, 2001, Superior Israel had $10.4 million in excess availability under its revolving credit facility.

Impact of Recent Technical Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method in accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that goodwill and certain other intangible assets be reviewed annually for impairment. SFAS No. 142 also requires companies to cease amortization of existing goodwill and certain intangible assets upon adoption of this statement. Beginning January 1, 2002, the Company will discontinue recognition of expense charges for amortization of goodwill, which charges currently approximate $21.1 million annually ($15.8 million for the nine month period ended September 30, 2001). Goodwill will be subject to impairment reviews beginning in the first quarter of 2002 and may result in future write-downs. Management is in the process of evaluating what impact the initial impairment assessments may have on the Company's financial statements.

    In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

    None.

(b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR TELECOM INC.
Date: November 14, 2001	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES