Form 10-K
period 2001-12-31
SUPERIOR TELECOM INC
filed 2002-04-01
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 1-12261

SUPERIOR TELECOM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2248978 (I.R.S. Employer Identification No.)
One Meadowlands Plaza East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip code)

Registrant's telephone number, including area code 201-549-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At March 25, 2002, the registrant had 21,343,476 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $7.8 million based on the closing price of $0.78 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of this Form 10-K.

PART I

Item 1. Business

General

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") is the largest wire and cable manufacturer in North America and the fourth largest in the world. Superior manufactures wire and cable products for the communications, original equipment manufacturer, or "OEM", and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 30 manufacturing facilities in the United States, Canada, United Kingdom, Israel and Mexico.

Organizational History

        Superior was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to Superior. Immediately thereafter, Superior completed an initial public offering of its common stock, pursuant to which Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine's December 31, 2001 common stock interest in Superior was 50.2%.

        Superior effected a five-for-four stock split on February 2, 1998 and on February 3, 1999, and issued a 3% stock dividend on February 11, 2000. All references herein to shares of common stock (except shares authorized and issued) and to per share information have been adjusted to reflect the stock splits and stock dividend on a retroactive basis.

Acquisitions

        During the period 1995-1998 Superior, including its predecessors, completed two significant acquisitions resulting in a major consolidation of the North American wire and cable industry. In May 1995, Superior Telecommunications Inc. acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, Superior became the largest North American manufacturer of copper communications wire and cable.

        In November 1998, Superior, through a wholly-owned subsidiary, acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. ("Essex") through a cash tender offer for an aggregate price of approximately $770 million. Then, in March 1999, Essex merged with Superior's wholly-owned subsidiary, pursuant to which the holders of the remaining 19% of the outstanding shares of common stock of Essex received, in the aggregate, $167 million liquidation value of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests. Essex, through its subsidiaries, manufactured and distributed wire and cable products, including magnet wire, building wire and copper communications wire and cable. As a result of the acquisition of Essex, Superior became the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

        During 1998, Superior also expanded its international operations with the acquisition of a 51% controlling interest in Cables of Zion United Works, Ltd. ("Cables of Zion"). Cables of Zion was an Israel-based cable and wire manufacturer whose primary products included fiber and copper communications wire and cable and power cable. Cables of Zion products were sold primarily into the

Israeli and European markets. During 1998 and 1999, Cables of Zion also acquired two other wire and cable companies in Israel, Cvalim—The Electric Wire & Cable Company of Israel Ltd. and Pica Plast Limited. As a result of these acquisitions, Cables of Zion, which changed its name to Superior Cables Limited, became the largest wire and cable manufacturer in Israel with an approximate 80% market share. The operations of Superior Cables Limited, including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

Corporate Reorganization and Operational Restructurings

        During 1999 and 2000, the Company completed a significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets. In April 1999, the Company completed a corporate reorganization which included the elimination of more than 130 corporate and divisional general and administrative positions at Essex. Annual savings in corporate expenses from these personnel reductions, along with other corporate general and administrative cost reductions and synergies, approximated $25 million. The Company also divested non-core product lines, including the sale of the business and operating assets of Essex's insulation products business in October 1999 and its Interstate operations (wiring assemblies for trucks and buses) in December 1999. Additionally during this period, the Company completed a restructuring and rationalization of the operating assets comprising Essex's Electrical Group which included the shutdown or sale of six electrical wire manufacturing plants with the Electrical Group manufacturing operations being consolidated into six remaining facilities. This restructuring resulted in the elimination of approximately 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity, all of which was considered excess capacity. As a result of the above mentioned activities, the Company had eliminated by December 31, 2001 approximately 1,100 positions in the aggregate, a 25% reduction in Essex's total workforce since the beginning of 1999.

        During 2001 and in response to weak economic and business conditions, the Company further reduced its production and manufacturing costs through a combination of permanent job eliminations and temporary plant shutdowns and short-term furloughs and layoffs. During 2001, the Company's work force was reduced by an additional 677 employees through permanent job eliminations.

Recent Debt Amendments

        During 2001 and through March 31, 2002, the Company completed three major amendments to its principal bank credit agreements. In June 2001, the Company completed an amendment to its senior secured bank credit agreement which included, among other matters, a provision requiring that the Company complete a deleveraging event, in the form of an asset sale or other equity transaction, that would generate at least $175 million in net proceeds to be applied to senior secured debt reduction by July 1, 2002. As a result of this amendment, the Company initiated a process in August 2001 contemplating the sale of its Communications Group operations. Due to the slowing U.S. economy, the events of September 11, 2001 and the ensuing impact on the financial and capital markets, the Company announced in December 2001 that it was postponing this asset sale process until business and economic conditions improved and the financial and capital markets stabilized. On December 27, 2001, the Company entered into a subsequent amendment to its senior secured bank credit agreement which extended the date for completion of the asset sale or other equity transaction and $175 million debt repayment through January 3, 2003. In March 2002, the Company entered into a further amendment to its senior bank credit agreement which eliminated the requirement that it repay $175 million of its senior secured bank debt by January 3, 2003. The March 2002 amendment also deferred until January 31, 2003 certain term loan principal amortization requirements otherwise due in 2002 and modified certain financial covenants for 2002 lowering the minimum operating performance hurdles for compliance. As a result of the March 2002 amendment, the Company will not be required to complete a deleveraging event, in the form of an asset divestiture or other equity transaction during 2002. However, the Company will continue to consider asset divestitures as a possible course of action for further deleveraging the Company's balance sheet based on economic conditions, financial markets and asset valuations.

        The Company's capital structure is highly leveraged and the Company continues to be exposed to liquidity risks associated with, among other factors, the requirement that it comply with various financial covenants imposed by its senior secured bank credit agreement and the uncertainty of future operating results and other factors, such as working capital changes (including the impact of changes in vendor trade credit arrangements) that may impact the Company's liquidity on an ongoing basis. For further discussion of these matters, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources."

Communications Group

        Superior's Communications Group includes its North American communications wire and cable operations as well as the operations of Superior Israel.

        The Communications Group North American operations manufacture and sell the following communications wire and cable products:

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

        Superior is the largest manufacturer of copper communications cable in North America, and the largest manufacturer of copper OSP wire and cable products worldwide.

        The Communications Group North American operations also include the operations of DNE Systems, Inc. ("DNE"). DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not material in relation to the total net sales of the Communications Group.

Current Business Environment

        The Communications Group North American operations experienced reduced demand levels in 2001 in each of the Communications wire and cable product sectors delineated above. These reduced demand levels particularly impacted the fourth quarter of 2001 and continue to impact demand through the early portion of 2002.

        In the copper OSP wire and cable product sector, revenues declined 25% in the fourth quarter of 2001 as compared to the 2001 third quarter and were 31% below comparative revenues in the fourth quarter of 2000, reflecting substantial infrastructure spending reductions initiated by the regional Bell operating companies ("RBOCs") and independent telephone operating companies during the latter half of 2001. In addition, four of the major telephone operating companies experienced negative access line growth in the local loop in 2001 which contributed to reduced demand for copper OSP products. Forecasts for capital spending by major telephone operating companies for 2002 are below levels experienced in 2000 and 2001. As discussed further herein, the Company believes that more than 50%

of its copper OSP product sales are associated with repair and maintenance applications within the local loop. Thus, while there can be no certainty, the Company believes that demand for copper OSP products will improve later in 2002 since, in management's opinion expenditures for maintenance and repair cannot be deferred indefinitely.

        In the fiber optic OSP cable product sector, the dramatic growth in demand for fiber optic OSP products experienced over the past 3-5 years came to an abrupt halt in 2001, with demand declining by approximately 60% in the second half of 2001 compared to the first half of the year. Pricing levels also declined over this same period. The significant reduction in demand for fiber OSP products is believed to be attributable to the substantial overbuild over the past several years of long haul fiber optic networks by emerging, as well as established, long distance companies, and, to a lesser degree, CATV operators and major telephone companies.

        In the copper and fiber optic premise product sector, demand for LAN and voice cable declined approximately 20-25% in 2001 as compared to 2000 with an attendant impact on the pricing in these markets. Reduction in demand for premise products is principally associated with reductions in overall investments in telecom projects including reduced spending for computer networks and other information technology infrastructure projects.

        In response to the continued weak demand in early 2002, the Communications Group closed its manufacturing facility in Elizabethtown, Kentucky in March. This closure, representing approximately 15% of the Communications Group total capacity, will permit the Communications Group to permanently eliminate the fixed and variable costs associated with this facility and redistribute its production requirements to operate its remaining facilities in a more cost-efficient manner without loss of service to its customers. Including the headcount reductions associated with this closing, the Communications Group has permanently reduced its employee workforce by more than 22% since the beginning of 2001.

Copper OSP Products

        Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs, which include the RBOCs and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. Superior believes that copper will continue to be a leading transmission medium in the local loop due to factors such as:

  •
  the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs;

  •
  the lower installation costs of copper compared to optical fiber and other media;

  •
  technological advances, such as digital subscriber line ("xDSL") technologies that increase the bandwidth of the installed local loop copper network;

  •
  the demand by consumers for affordable enhanced services which, because of technological advances, can be supported by the copper-based local loop; and

  •
  the demand for affordable multiple residential access lines to support fax machines, Internet access and multiple voice lines.

        Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business.

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

        Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity and other specialized bandwidth-intensive applications, all of which can now be provided over the copper based local loop network.

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

        For the year ended December 31, 2001, net sales of copper OSP products accounted for 63% of the Communications Group net sales.

        Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and Sprint Corporation. It is estimated that the RBOCs and Sprint comprise approximately 80% of the North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. Prior to the Essex acquisition, Superior was not a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. The Essex acquisition provided Superior both the capacity and the established distributor network to address this market. For the year ended December 31, 2001, 56% of Superior's copper OSP net sales were to the RBOCs and Sprint. Superior sells to the RBOCs and major independent telephone companies through a direct sales force. With the acquisition of Essex, Superior's OSP wire and cable products are increasingly being sold through domestic and international distributors and sales representatives.

        Superior's sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain portion of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2001, Superior had multi-year arrangements with three of the four RBOCs and with Sprint.

Broadband Products

        The Company's broadband products include: (1) OSP fiber and composite cables and (2) copper and fiber optic premise wire and cable products. These products are designed to meet the highest bandwidth requirements necessary in trunking and feeder applications to service the growing demand for increasing transmission rates within the copper based local loop distribution network and to service the high transmission rate requirements of local area and wide area networks. Sales of broadband products for the year ended December 31, 2001 accounted for 15% of the Communications Group net sales.

    Fiber Optic OSP Products

        For many years the use of fiber optic OSP cable was principally limited to trunking applications and, to a lesser degree, high density feeder applications within the local exchange network. During this period the fiber optic OSP cable market was dominated by major vertically integrated optical fiber producers, including Corning, Inc. and Lucent Technologies Inc., who held significant technological and cost advantages. Prior to 2001, the demand for fiber optic cable increased dramatically in the feeder network as a funnel to support the emerging high bandwidth digital copper loops and as both a backbone and distribution medium for CATV applications. Technological advances have now allowed other manufacturers to cost efficiently produce fiber optic OSP cable products and effectively compete with the major vertically integrated fiber optic cable producers.

        The fiber optic OSP cables Superior manufacturers can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 280 fibers, which are typically single-mode fibers. These cables are sold to the Company's traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies and campus networks. Superior estimates the North American market for fiber optic OSP cables similar to those manufactured by Superior to be approximately $1.9 billion.

    Premise Products

        Premise wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communication and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premise wire and cable products is dependent upon new office building construction, technological upgrades of existing office buildings networks and residential access line demand.

        There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printers and file servers, to form a network.

        Four major types of cables are currently deployed in premise applications: (1) LAN copper twisted pair (unshielded twisted pair or "UTP" and shielded twisted pair or "STP"), (2) LAN fiber optic cable, (3) LAN coaxial cable and (4) voice grade twisted copper pair.

        Superior's current premise wire and cable product offerings include voice grade twisted pair, LAN UTP and LAN fiber optic cable. Superior's LAN UTP product offerings include Category 6 cables and Category 5e cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) applications. Superior has recently developed and has begun manufacturing, marketing and selling LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers, and are used in plenum and riser applications within buildings.

        Superior's premise wire and cable products are sold primarily through major national and international distributors, smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets.

        The premise wire and cable market is fragmented with nearly 25 premise wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc., Cable Design Technologies Corporation, Berk-Tek, Belden Inc., CommScope Inc., General Cable Corporation, Corning, Inc. and Avaya Inc. Superior estimates the North American market for premise wire and cable products similar to those manufactured by Superior to be approximately $1.7 billion.

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

        Superior Israel's major product offerings include: (1) communications cable including copper and fiber optic OSP and premise products; (2) high and medium voltage power cable utilized by power utilities; and (3) industrial and automotive wire and cable.

        Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company and IEC, the largest Israeli power utility. Product export sales outside of Israel amounted to 29% of total sales for the year ended December 31, 2001. The major export markets include Europe, Latin America and Southeast Asia.

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

        In 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations. This acquisition allows Superior to participate in growth arising from the consolidation of the Western European magnet wire market and from economic growth and development in Eastern Europe. During 2000, Superior substantially completed construction of a new magnet wire manufacturing facility located in Torreon, Mexico. This new facility is strategically located to service, on a cost effective basis, major U.S. OEM customers with Mexican manufacturing locations as well as to service directly new market opportunities in Mexico and Central America. In the fourth quarter of 2001, the Company was granted a full maquila permit allowing it to manufacture, market and distribute a full range of products to Mexican national companies. With the addition of the Torreon facility, the OEM Group operates 12 manufacturing plants and 21 warehousing and distribution locations in North America and the U.K.

        For the year ended December 31, 2001, sales of magnet wire accounted for 74% of the OEM Group net sales.

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

        Due to the weak industrial economic environment, the North American market for magnet wire declined by an estimated 10-15% during 2001 resulting in a reduction in net sales of magnet wire products in 2001. Although sales of automobiles were at record levels during 2001, magnet wire producers did not experience significant gains from this sector as auto manufacturers reduced inventories and automobile production did not keep pace with sales. Additionally, the demand for household appliances, industrial motors, compressors, transformers and generators experienced a marked decline in 2001. However, over the long-term, the Company believes there will be growth in the magnet wire industry driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. The automotive industry's shift to a 42-volt electrical system should also stimulate demand for magnet wire as more electrical systems and components are added to vehicles. Additionally, federal government mandates are requiring higher energy efficiency from electrical devices, which is achieved by using, on average, 25% more magnet wire in higher efficiency motors and transformers.

        Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost advantages of larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown over the last several years as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing. It is estimated that captive magnet wire manufacturers now represent only 7% of total magnet wire production in North America.

        Superior offers a comprehensive line of magnet wire products including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is insulated copper or aluminum wire that is wound into coils for use in electromagnetic devices including motors, alternators, transformers, control devices and power generators.

        Superior works closely with global OEMs to develop new magnet wire products for applications in energy efficient motors, generators and transformers. In recent years, Superior has introduced the Ultra Shield™ Plus wire for use by global OEM motor manufacturers in inverter drive motors where high voltage spikes are encountered. Other new products include Soderon®/180 and Soderex®/180 both used in appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

        Superior's magnet wire products are sold directly to major OEMs and, through its Essex Brownell distribution business, to secondary OEMs, aftermarket repair facilities, coil manufacturers and distributors. Products are also marketed internationally through authorized distributors.

        Sales to major OEMs, including, among others, Emerson, Delphi Automotive Systems, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual or multi-year supply agreements with a percentage of each customer's total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the year ended December 31, 2001, approximately 84% of magnet wire sales were pursuant to such supply arrangements.

Essex Brownell Distribution and Accessory Products

        Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets. The Essex Brownell distribution operations include a nationwide sales force, supported by over 20 strategically located distribution and warehouse locations. In addition to magnet wire, the Essex Brownell line includes products from manufacturers such as 3M, Permacel, Dow Corning and P.D. George. Superior believes that it has a distinct competitive advantage as it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets.

Electrical Group

        Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a limited line of industrial wire products. As discussed above in "Recent Corporate Reorganization and Operational Restructurings", the Electrical Group has consolidated its manufacturing operations reducing its manufacturing facilities from twelve to six remaining manufacturing facilities in the United States. This manufacturing consolidation eliminated excess capacity and has resulted in lowered manufacturing cost and an overall improved cost structure.

        Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. The industrial wire product segment (which forms a much smaller component of sales than building wire) includes appliance wire, motor lead wire, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

        Superior is one of the leading manufacturers in North America of copper building wire products used in commercial and residential applications. Demand for building wire is correlated with the level of renovation activity, as well as new construction. The demand for building wire in both new construction and renovation is affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, greater wiring density is required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty lighting, and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is increasing in size and thus influencing demand in this industry.

        The building wire industry has experienced significant consolidation in recent years, declining from approximately 30 manufacturers in 1980 to 8 primary manufacturers in 2001. Superior believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and manufacturing, purchasing and distribution economies of scale. In 2001, there was a major industry consolidation between the Company's two largest competitors, with Southwire acquiring the building wire operations of General Cable. With the acquisition, Southwire became the largest manufacturer of building wire with an approximate 40% market share. Notwithstanding this consolidation of suppliers, there still exists excess manufacturing capacity for building wire which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. Since 1999, market pricing for building wire products has declined substantially with copper adjusted pricing reaching five year lows in 2001. As previously discussed, the Company has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

        In the industrial wire market, Superior has a significantly smaller market position than in the building wire industry. Factors impacting sales growth in this market include the construction and expansion of manufacturing plants and consumer spending for hard goods. Due to the diversity of product offerings within this industry, Superior's competition is fragmented across product lines and markets served.

        Superior sells its electrical wire and cable products nationally through an internal sales force and through manufacturers' representatives. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounts for more than 10% of the Electrical Group net sales.

        Superior serves wholesale electrical and specialty distributors through strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs provide regionally centralized distribution for communication wire and cable, magnet wire and related insulation products. The Company currently operates four RDCs located in Georgia, Missouri, California and Indiana.

Raw Materials and Manufacturing

        The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. Superior estimates it is the largest North American consumer of copper rod with over 900 million pounds used annually in its production process. Due to the importance of copper to its business, Superior maintains a centralized metals operation that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

        Superior maintains four copper rod continuous casting units strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior is able to produce approximately 70% of its North American copper rod requirements.

        In addition to converting copper cathode into copper rod, Superior's also has a metal processing center which processes copper scrap, both internally generated scrap as well as scrap purchased from other copper wire producers. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. Superior uses a continuous casting process to convert scrap material directly into copper rod. Management believes that internal reclamation of scrap copper provides greater control over the cost to recover Superior's principal manufacturing by-product.

        Superior purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and are normally based on the COMEX price and, in the case of rod, an adder to reflect cathode conversion, plus a premium to cover transportation and payment terms.

        Historically, Superior has had adequate supplies of copper available to it from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected Superior's ability to meet its copper procurement requirements. Although Superior has not experienced any shortages in the recent past, no assurance can be given that Superior will be able to procure adequate supplies of its essential raw materials to meet its future needs.

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

        During 1999 and 2000, availability of optical fiber was limited at times due to rapid growth in product demand. Demand for optical fiber declined dramatically in 2001 resulting in substantial excess capacity for optical fiber. Accordingly, the Company does not anticipate any shortfall in meeting its procurement requirements for optical fiber in the foreseeable future.

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

Export Sales

        Superior's export sales during the year ended December 31, 2001 were $140.5 million. Superior's primary markets for export sales are Latin America and Europe.

Backlog; Returns

        Backlog in the communications wire and cable segment typically consists of 2-5 weeks of sales depending on seasonal and overall industry demand issues. Superior's other product lines have no significant order backlog because Superior follows the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. Superior believes that the ability to fill orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on Superior's results of operations.

Competition

        The market for wire and cable products is highly competitive. Each of Superior's businesses competes with at least one major competitor. However, due to the diversity of Superior's product lines as a whole, no single competitor competes with Superior across the entire spectrum of Superior's product lines.

        Many of Superior's products are made to industry specifications and, therefore may be interchangeable with competitors' products. Superior is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. Superior believes it enjoys strong customer relations resulting from its long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, Superior believes that its distribution networks enable it to compete effectively with respect to delivery time.

Research and Development

        Superior operates research and development facilities in Kennesaw, Georgia, Lafayette, Indiana and Fort Wayne, Indiana. The Kennesaw facility's efforts primarily address the needs of the Communications Group premise product lines and product cost-reduction activities. The Lafayette facility is focused on the development of improved PVC and rubber compounds which are used as insulation and jacketing materials for many communication, automotive, building and industrial wire products. At the Fort Wayne facility, Superior's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

        Aggregate research and development expenses of Superior during years ended December 31, 1999, 2000 and 2001, amounted to $6.6 million, $7.2 million and $9.0 million, respectively.

        Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

Employees

        As of December 31, 2001, Superior employed approximately 5,300 employees with approximately 1,989 persons represented by unions. The Company closed its Elizabethtown, Kentucky facility in March 2002 reducing the number employed by approximately 200 persons. Collective bargaining agreements expire at various times between 2002 and 2004, with contracts covering approximately 14% of Superior's unionized work force due to expire at various times in 2002. Superior considers relations with its employees to be satisfactory.

Environmental Matters

        The manufacturing operations of Superior's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. Superior does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Superior or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Superior. No material expenditures relating to these matters were made in 1999 or 2000. During 2001, expenditures of $1.4 million were made principally related to the installation of air emission control equipment at one of the Company's facilities in Indiana.

Item 2. Properties

        The Company conducts its principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications
OSP/Datacom	Brownwood, Texas Chester, South Carolina Elizabethtown, Kentucky(a) Hoisington, Kansas Kennesaw, Georgia Tarboro, North Carolina Winnipeg, Manitoba	415,000 210,000 190,000 275,000 58,000 295,000 184,000	Leased (expires 2013) Owned Owned Owned Leased (expires 2002) Owned Owned
DNE	Wallingford, Connecticut	65,000	Leased (expires 2007)
Superior Israel	Shaar Hanegav, Israel Bet-Shean, Israel Maalot, Israel	351,000 181,000 46,000	Owned Leased (expires 2005) Leased (expires 2008)
OEM
Magnet Wire	Charlotte, North Carolina Fort Wayne, Indiana Franklin, Indiana(b) Franklin, Tennessee Huyton Quarry, U.K. Kendallville, Indiana Rockford, Illinois Torreon, Mexico Vincennes, Indiana	26,000 181,000 35,000 289,000 146,000 88,000 319,000 317,000 267,000	Leased (expires 2006) Owned Owned Leased (expires 2008) Owned Owned Owned Owned Owned
Accessory Products	Athens, Georgia Clifton Park, New York Willowbrook, Illinois	30,000 22,000 60,000	Leased (expires 2016) Leased (expires 2016) Leased (expires 2016)
Electrical
Building Wire	Anaheim, California Columbia City, Indiana Florence, Alabama Orleans, Indiana Sikeston, Missouri	174,000 400,000 129,000 425,000 189,000	Owned Owned Owned Owned Owned
Industrial Wire	Lafayette, Indiana	350,000	Owned
Metals Processing	Columbia City, Indiana Jonesboro, Indiana	75,000 56,000	Owned Owned
Administrative Offices	Atlanta, Georgia Fort Wayne, Indiana East Rutherford, New Jersey	39,000 295,000 3,800	Leased (expires 2008) Owned Leased (expires 2005)

  (a)
  The Elizabethtown, Kentucky facility was closed in March 2002.

  (b)
  The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture between Superior and the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

        In addition to the facilities described in the table above, Superior owns or leases 29 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

        Superior believes its facilities are generally suitable and adequate for the business being conducted and to service the requirements of its customers. In 2000 and 1999, the utilization of the facilities was consistent with historical patterns and, in the view of management, was satisfactory. Manufacturing facilities operated on 24 hour-a-day schedules on either a five or seven day a week basis. During 2001, the Company experienced a decline in demand for its products due to the overall recessionary environment and certain industry specific conditions. In response, the Company curtailed production at certain facilities and reduced the level of operations in each of its segments at various times during the year. In early 2002, the Company closed its Communications Group facility in Elizabethtown, Kentucky to more closely align the productive capacity of the Communications Group with market demand. Management will continue, as necessary, to take the appropriate actions to adjust its productive capacity.

Item 3. Legal Proceedings

        The Company is engaged in certain litigations arising in the ordinary course of business. While the outcome of these litigations can never be predicted with certainty, the Company does not believe that any of the existing litigation or threatened proceedings, either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

        Superior's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Superior's past and current facilities and at off-site disposal locations. On-site contamination at certain of Superior's facilities is the result of historic activities, including certain activities attributable to Superior's operations and those occurring prior to the use of a facility by Superior. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party ("PRP") or the equivalent.

        Essex (including subsidiaries thereof) has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to February 29, 1988. The sites covered by this indemnity historically have been handled directly by United Technologies and all payments required to be made have been paid directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed. Superior is not aware of any inability or refusal on the part of United Technologies to pay amounts that are owing under this indemnity or any disputes with United Technologies concerning matters covered by this indemnity.

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

        Apart from the indemnified sites, Essex has been named as a PRP or a defendant in a civil lawsuit at eleven sites. Operations of Superior Telecommunications Inc. and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Superior Telecommunications Inc. is involved in investigatory and remedial activities at one site subject to the oversight of a state governmental authority. Essex is cooperating with a state environmental agency to resolve a notice of violation issued alleging that one of Essex's facilities in Indiana is in violation of that state's air quality rules (the "Air Quality Matter"). Essex anticipates resolving the matter through an agreed administrative order providing for the installation of certain air emission control equipment (which equipment has already been purchased and installed) and possibly a monetary penalty in an amount not yet specified by the state regulatory agency. In or about February 2002, Essex received a Notice of Demand (the "Notice") from the Michigan Department of Environmental Quality ("MDEQ") notifying Essex of its purported legal responsibility for the remediation of contamination at a property that was formerly owned by Essex in Michigan and for reimbursement of the State's past and future response costs associated therewith. The property that is the subject of the Notice was sold many years prior to Superior's acquisition of Essex. Superior has begun to investigate the facts relating to the Notice and is evaluating its potential liability, possible defenses and whether it has claims for indemnification or otherwise against others. Superior has an accrual in the amount of $2.3 million to cover its environmental contingencies as of December 31, 2001. This accrual is based on management's best estimate of Superior's exposure in light of relevant available information. Superior currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. Except for the Air Quality Matter, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on Superior.

        Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex against such asbestos lawsuits, subject to the terms and limits of the respective policies. Superior believes that Essex's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion. In January 2002, United Technologies brought a third party claim against Essex in a civil action in Massachusetts. United Technologies had been sued by one of the insurers referenced above for approximately $1.75 million in retrospective premiums that had been calculated in 1999 and 2000, relating to claims that arose while United Technologies owned Essex. United Technologies contends that Essex agreed to pay those premiums in a February 1988 Stock Purchase Agreement and seeks to have Essex held liable to United Technologies if it is required to pay the premiums to the insurer. Essex believes that it has no such obligation under the Stock Purchase Agreement to pay these premiums to United Technologies, that it has other defenses to this and any related claims for retrospective premiums and intends vigorously to defend against the claim, which is still in the very early stages.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Securities and Related Security Holder Matters

        (a) Market Information

        The Company's common stock, $.01 par value, is listed on the New York Stock Exchange (the "NYSE") under the symbol SUT. The following table sets forth the high and low daily closing sales prices for the Superior common stock as reported on the NYSE (adjusted for the impact of a stock dividend) for the years ended December 31, 2000 and 2001.

	High	Low
Year Ended December 31, 2000
First Quarter ended March 31, 2000	$17.48	$11.06
Second Quarter ended June 30, 2000	13.69	9.94
Third Quarter ended September 30, 2000	10.63	6.00
Fourth Quarter ended December 31, 2000	6.19	1.81
Year Ended December 31, 2001
First Quarter ended March 31, 2001	$4.86	$2.75
Second Quarter ended June 30, 2001	3.55	2.30
Third Quarter ended September 30, 2001	2.90	1.35
Fourth Quarter ended December 31, 2001	1.40	0.69

        (b) Holders

        The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

        At March 25, 2002, 21,343,476 shares of Superior common stock were issued and outstanding, and there were approximately 358 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

        On December 10, 2001, Alpine was notified by the NYSE that it had fallen below the NYSE's continued listing standard requiring a total market capitalization of not less than $50 million over a 30 trading-day period and stockholders' equity of not less than $50 million. On March 8, 2002, Superior was notified by the NYSE that it had fallen below the NYSE's continued listing standard requiring an average per share closing price of a security of not less than $1.00 over a consecutive 30 trading-day period. Superior was also notified by the NYSE that it was close to falling below the NYSE's continued listing standard requiring a total market capitalization of not less than $15 million over a 30 trading-day period.

        Alpine submitted its current business plan to the NYSE demonstrating its expected compliance with the continued listing standard relating to its market capitalization and stockholders' equity within the required 18-month period. At the time Superior received notification from the NYSE, it was informed that, because Superior is an integral part of Alpine's business plan, its prospects were being assessed by the NYSE in connection with the NYSE's review of Alpine's business plan.

        The NYSE has reviewed and accepted Alpine's 18-month business plan, and informed Alpine and Superior that it will perform quarterly reviews during the required 18-month period to determine their compliance with such plan. If (i) Alpine or Superior fails to achieve its financial and operational goals, (ii) Alpine does not achieve a total market capitalization of at least $50 million over a 30 trading-day period and stockholders' equity of at least $50 million by the end of the required 18-month period, or (iii) Superior fails to attain both a $1.00 share price and a $1.00 average share price over 30 trading days by the end of the six month period that began on March 8, 2002, Alpine's and Superior's common stock will be subject to suspension and delisting by the NYSE. If Superior's common stock is delisted by the NYSE it will pursue alternative listing options.

        (c) Dividends

        The Company paid no cash dividends on the Superior common stock during the years ended December 31, 2000 and 2001. The Company does not currently intend to declare cash dividends on the Superior common stock in the foreseeable future. The Company's principal credit agreements contain certain limitations and restrictions on the payment of cash dividends on the Superior common stock.

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

Item 6. Selected Financial Data

HISTORICAL FINANCIAL DATA

        Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, the years ended December 31, 2001, 2000 and 1999, for, and as of the end of, the eight months ended December 31, 1998, and for, and as of the end of, each of the fiscal years in the two-year period ended April 30, 1998, are derived from the audited consolidated financial statements of Superior.

					Fiscal Year Ended April 30,
				Eight Months Ended December 31, 1998(a)
	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
					1998	1997
Statement of Operations Data(b)(c)(d):
Net sales	$1,747,302	$2,049,048	$2,036,732	$488,279	$518,459	$463,840
Cost of goods sold	1,471,409	1,708,920	1,652,839	385,284	419,218	384,271

Gross profit	275,893	340,128	383,893	102,995	99,241	79,569
Selling, general and administrative expenses	156,017	156,437	150,833	32,333	22,181	17,166
Infrequent and unusual charges	5,358	14,961	8,431	13,511	—	—
Amortization of goodwill	21,057	20,959	19,629	2,447	1,715	1,726

Operating income	93,461	147,771	205,000	54,704	75,345	60,677
Interest expense	(115,048)	(129,905)	(120,100)	(16,651)	(8,090)	(12,907)
Other income (expense), net	1,270	976	2,503	(346)	206	(305)

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary (loss)	(20,317)	18,842	87,403	37,707	67,461	47,465
Benefit (provision) for income taxes	3,617	(10,925)	(36,733)	(15,544)	(26,786)	(18,989)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and extraordinary (loss)	(16,700)	7,917	50,670	22,163	40,675	28,476
Distributions on preferred securities of Superior Trust I	(15,362)	(15,145)	(11,289)	—	—	—

Income (loss) before minority interest and extraordinary (loss)	(32,062)	(7,228)	39,381	22,163	40,675	28,476
Minority interest in (earnings) losses of subsidiaries	2,430	5,088	(596)	93	—	—

Income (loss) before extraordinary (loss)	(29,632)	(2,140)	38,785	22,256	40,675	28,476
Extraordinary (loss) on early extinguishment of debt	(2,871)	—	(1,617)	(1,243)	—	—

Net income (loss)	$(32,503)	$(2,140)	$37,168	$21,013	$40,675	$28,476

Net income (loss) per share of common stock:
Basic:
Income (loss) before extraordinary (loss)	$(1.44)	$(0.11)	$1.91	$1.07	$1.95
Extraordinary (loss) on early extinguishment of debt	(0.14)	—	(0.08)	(0.06)	—

Net income (loss) per basic share of common stock	$(1.58)	$(0.11)	$1.83	$1.01	$1.95

Diluted:
Income (loss) before extraordinary (loss)	$(1.44)	$(0.11)	$1.86	$1.04	$1.91
Extraordinary (loss) on early extinguishment of debt	(0.14)	—	(0.08)	(0.06)	—

Net income (loss) per diluted share of common stock	$(1.58)	$(0.11)	$1.78	$0.98	$1.91

					Fiscal Year Ended April 30,
				Eight Months Ended December 31, 1998(a)
	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
					1997	1998
Balance Sheet Data (at end of period):
Current assets	$520,741	$597,302	$627,464	$629,953	$100,847	$109,967
Current liabilities	433,092	521,139	465,915	397,556	62,315	62,350
Total assets	1,875,939	1,992,314	2,000,354	1,886,556	232,243	238,108
Total long-term debt(e)	1,233,007	1,224,364	1,255,974	1,278,197	75,380	122,089
Mandatorily redeemable preferred stock	136,040	134,941	133,959	—	—	—

Total debt, including mandatorily redeemable preferred stock	1,369,047	1,359,305	1,389,933	1,278,197	75,380	122,089
Total stockholders' equity	76,740	110,003	113,008	91,380	82,206	44,028

  (a)
  On December 15, 1998, the Company elected to change its fiscal year end to December 31 from April 30. This change was made effective on December 31, 1998.

  (b)
  The results of operations set forth above for the period May 1, 1996 through October 1, 1996 include the combined operations of Superior Telecommunications Inc. and DNE Systems, Inc. From October 2, 1996 through December 31, 2001, the results of operations represent the consolidated results of the Company subsequent to its reorganization and initial public offering as described in Note 1 to the accompanying consolidated financial statements.

  (c)
  The results of operations include, on a prospective basis, the acquisition of 51% of Cables of Zion on May 5, 1998; the acquisition of 81% of Essex on November 27, 1998; and the acquisition of the remaining 19% of Essex on March 31, 1999.

  (d)
  Certain reclassifications have been made to net sales and cost of goods sold for the fiscal year ended April 30, 1998, the eight months ended December 31, 1998 and the year ended December 31, 1999 to conform with the December 31, 2000 and 2001 presentation as discussed in Note 2 to the accompanying consolidated financial statements. The fiscal years ended April 30, 1997 and 1996 have not been restated.

  (e)
  Total debt includes debt of the Company's 50.2% owned Israeli subsidiary, Superior Israel, of $143.9 million, $153.9 million, $120.7 million and $53.2 million at December 31, 2001, 2000, 1999 and 1998, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Superior TeleCom Inc. ("Superior" or the "Company") manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

        Prior to the acquisitions of Essex (see Note 5 to the consolidated financial statements), the Company's operations consisted principally of its North American and Israeli communications wire and cable businesses. The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and Electrical Group product lines as well as incremental sales of communications wire and cable. This acquisition was accounted for under the purchase method of accounting with the operating results from the acquired business being included in the Company's consolidated statements of operations prospectively, from the date of acquisition.

        Industry segment financial data (including sales and operating income by industry segment) for the years ended December 31, 2001, 2000 and 1999, is included in Note 18 to the accompanying consolidated financial statements.

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

Results of Operations—Twelve Months Ended December 31, 2001 ("2001")
Compared to the Twelve Months Ended December 31, 2000 ("2000")

        Net sales for 2001 were $1.75 billion as compared to sales of $2.05 billion for 2000. Adjusted for a constant cost of copper, net sales in 2001 declined 12% as compared to 2000. The Company experienced a comparative decline in net sales in 2001 in each of its three principal industry segments due to the impact of the general recessionary environment in 2001 as well as certain industry specific conditions, particularly in the Communications sector.

        Communications Group sales for 2001 were $726.8 million, a decrease of 13% on a copper-adjusted basis as compared to 2000. The comparative sales decline in 2001 was due primarily to a 14% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cable sales were lower due to significantly reduced spending levels by major telephone company customers following enacted budgetary spending constraints by such customers in the second half of 2001. Also contributing to the comparative sales decline were lower sales of fiber optic and premise wire and cable products (collectively referred to as "broadband products") in 2001 which decreased 23% as compared to 2000. The decline was attributable to an industry-wide slowdown in investment in broadband based telecom and datacom networks by a wide range of network service providers.

        OEM Group sales were $533.6 million for 2001, reflecting a copper-adjusted decline of 11% as compared to 2000. The comparative sales decline reflected continued soft demand for magnet wire from the Company's major OEM customers due principally to the general industrial sector weakness and overall economic recessionary conditions (particularly in the power distribution and generation and industrial equipment sectors) which have existed since the third quarter of 2000.

        Electrical Group sales were $486.9 million for 2001, a 10% decline on a copper-adjusted basis as compared to 2000. The comparative sales decline was due principally to weaker industry-wide demand levels as a result of overall economic conditions and, to a lesser degree, lower pricing levels in 2001 as compared to 2000.

        Gross profit in 2001 was $275.9, a decline of $64.2 million as compared to gross profit of $340.1 million in 2000. The gross profit percentage in 2001 was 15.8%, a decline on a copper-adjusted basis of 140 basis points as compared to the prior year. The comparative decline in gross profit was principally the result of (i) lower sales and lower gross profit margins in all of the Company's industry segments, (ii) the impact, particularly in the 2001 fourth quarter, of unfavorable manufacturing cost absorption as the Company curtailed production output to control inventory levels and working capital and (iii) the impact, particularly in the 2001 fourth quarter, associated with competitive industry pricing conditions.

        Selling, general and administrative expenses ("SG&A expenses") in 2001 were $156.0 million, comparable to SG&A expenses of $156.4 million in 2000.

        Operating income in 2001 before infrequent and unusual charges and goodwill amortization was $119.9 million, a decline of $63.8 million as compared to 2000. Operating income after such charges in 2001 was $93.5 million, a decline of $54.3 million from 2000. The comparative decline in operating income for the current year was principally attributable to lower sales and profit margins in all of the

Company's operations associated with the aforementioned general economic, industrial sector and telecom sector business conditions.

        The Company incurred infrequent and unusual charges of $5.4 million during 2001 and $15.0 million during 2000. The infrequent and unusual charges in 2001 included $3.1 million related to legal and professional fees associated with the Company's recent bank credit agreement amendment and with the Company's asset divestiture activities and $2.3 million related to restructuring activities in the Company's Superior Israel operations. The infrequent and unusual charges in 2000 included $12.4 million related to the restructuring and consolidation program in the Company's building wire (Electrical Group) operations and in the Company's Superior Israel operations and $2.6 million of start-up costs for the Company's Mexican magnet wire facility.

        Interest expense for 2001 was $115.0 million representing a decrease of $14.9 million from the prior year. The decrease in interest expense was the result of lower short-term (LIBOR) interest rates in 2001 as substantially all of the Company's debt is linked to short-term interest rates.

        Other income, net amounted to $1.3 million for 2001 and $1.0 million for 2000 with such income due primarily to gains on the sale of certain fixed assets. The Company also recorded income of $2.4 million in 2001 and $5.1 million in 2000 related to the common equity minority interest component (49.8%) of losses incurred by Superior Israel.

        The Company recorded an after tax extraordinary charge for early extinguishment of debt of $2.9 million or $0.14 per diluted share in 2001. This charge represented previously capitalized deferred financing fees written off in connection with the refinancing of the Company's $200.0 million senior subordinated notes, which refinancing under generally accepted accounting principles was treated as an extinguishment of debt (see Note 7 to the consolidated financial statements).

        Loss before infrequent and unusual charges, goodwill amortization and extraordinary loss for 2001 was $5.5 million ($0.27 per diluted share) as compared to income before infrequent and unusual charges and goodwill amortization in 2000 of $27.5 million ($1.37 per diluted share) with the comparative reduction in the current year being due to lower operating income partially offset by lower interest expense. After infrequent and unusual charges, goodwill amortization and extraordinary loss, the Company incurred a net loss in 2001 of $32.5 million ($1.58 per diluted share) as compared to a net loss for 2000 of $2.1 million ($0.11 per diluted share).

Results of Operations—Twelve Months Ended December 31, 2000 ("2000")
Compared to the Twelve Months Ended December 31, 1999 ("1999")

        Net sales for 2000 were $2.05 billion as compared to sales of $2.04 billion for 1999. Adjusted to a constant cost of copper, net sales in 2000 declined 4% as compared to 1999. The reduction in copper-adjusted sales for 2000 was due to lower sales in the Company's Electrical and OEM Groups partially offset by comparative sales growth in the Company's Communications Group.

        Communications Group sales for 2000 were $848.1 million, an increase of 8% on a copper-adjusted basis over 1999. Sales growth in 2000 as compared to 1999 was due to a 69% increase in sales of broadband products which totaled $141.0 million in 2000. Sales growth in this product line was the result of strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and broadened marketing and sales activities. 2000 sales of copper OSP products decreased 1% as compared to copper-adjusted sales for the prior year primarily due to the loss of business under a major customer contract impacting the second half of 2000. This volume decline was offset partially by overall industry demand growth and increased sales in the distributor and international market.

        OEM Group sales were $613.4 million for 2000, reflecting a copper-adjusted decline of 1% as compared to 1999. The comparative sales decline reflected softening demand for magnet wire from the

Company's major OEM customers due principally to an industry-wide economic slowdown in the second half of 2000.

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

        SG&A expenses in 2000 were $156.4 million, an increase of 4% as compared to SG&A expenses of $150.8 million in 1999. The 2000 increase in SG&A expenses included higher Communications Group selling and marketing expenses to support broadband sales growth and incremental Superior Israel SG&A expenses related to entities acquired in late 1999, partially offset by the benefit of corporate restructuring actions initiated in the second quarter of 1999.

        The Company incurred infrequent and unusual charges of $15.0 million during 2000 and $8.4 million during 1999. The infrequent and unusual charges in 2000 include $12.4 million related to the restructuring and consolidation program in the Company's building wire (Electrical Group) operations and in the Company's Superior Israel operations and $2.6 million of start-up costs for the Company's Mexican magnet wire facility. The charges incurred during 1999 included $4.4 million associated with the evaluation and termination of a management information system project at Essex, $2.2 million related to manufacturing rationalization activities at Essex, $1.3 million related to manufacturing and corporate restructuring activities of Superior Israel and $0.5 million of start-up costs for the Company's Mexican magnet wire facility.

        Operating income before infrequent and unusual charges and goodwill amortization was $183.7 million, a decline of $49.4 million as compared to 1999. After such charges, operating income was $147.8, a decline of $57.2 from 1999. The comparative decline in operating income for 2000 was principally attributable to lower sales and margins in the Electrical Group.

        Interest expense for 2000 was $129.9 million representing an increase of $9.8 million over the prior year. The increase in interest expense was the result of higher short-term (LIBOR) interest rates in 2000 and, to a lesser degree, higher interest costs at Superior Israel associated with acquisition related debt.

        Other income, net amounted to $1.0 million for 2000 and $2.5 million for 1999 with such income due primarily to currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked) as well as gains on the sale of certain fixed assets and investments.

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

        Income before infrequent and unusual charges and goodwill amortization for 2000 was $27.5 million ($1.37 per diluted share) as compared to income before infrequent, unusual and extraordinary charges and goodwill amortization of $62.9 million ($3.01 per diluted share) for 1999, with the reduction in income in the current year being due to lower operating income combined with the impact of rising interest rates and higher interest expense. After infrequent, unusual and goodwill amortization charges, the Company incurred a net loss of $2.1 million ($0.11 per diluted share) for 2000 as compared to net income of $37.2 million ($1.78 per diluted share) for 1999.

Liquidity and Capital Resources

        For the year ended December 31, 2001, the Company generated $58.9 million in cash flows from operating activities consisting of $50.4 million in cash flows generated from operations (net loss plus non-cash charges) plus $8.5 million in cash flows provided from reductions in net working capital. Included in cash flows generated from operating activities was $12.0 million of cash flow from operating activities in the Company's 50.2% owned, separately financed Israeli subsidiary, Superior Israel. The remainder of the Company's wholly-owned operations generated $46.9 million in cash flow from operating activities. Cash used for investing activities amounted to $33.9 million and consisted principally of capital expenditures and pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $18.5 million. The major components were a net increase in borrowings of Superior Israel of $1.3 million (including $13.0 million related to Superior Israel Customer Loans) and other debt reductions (net) of $19.2 million.

        The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate financing arrangements and non-recourse to Superior) and other capital requirements from (i) operating cash flow, (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement.

        The revolving credit facility provides for borrowings up to $225 million (subject to certain interim reductions in 2002 which limit the total facility to $214 million) and matures in May 2004. $169 million was outstanding under the revolving credit facility at December 31, 2001. The revolving credit facility along with term loan A and term loan B (see Note 7 to the consolidated financial statements) comprise the Company's senior credit facilities which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). The total balance outstanding on term loans A and B at December 31, 2001 amounted to $703 million. Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its capital stock and restrictions on additional indebtedness.

        The Company's accounts receivable securitization program provides for funding up to $160.0 million (based on the level of accounts receivable) in short-term financing through the issuance of commercial paper. At December 31, 2001, $124 million was outstanding under this program which, based on the then current level of accounts receivable, was fully drawn. This program expires on June 30, 2002. The Company is seeking, and believes it can obtain, an alternative receivables financing arrangement. Failure to obtain an alternative receivables financing arrangement is an event of default under the Credit Agreement.

        In addition to the above, the Company also has outstanding $203 million in senior subordinated notes due in December 2007 ("Senior Subordinated Notes").

        During December 2001 the Company entered into a major amendment to the Credit Agreement. Such amendment (i) reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) required the Company to make an accelerated payment under term loans A and B of $175 million in the aggregate by January 3, 2003 from the proceeds of an asset divestiture or other equity transaction (which requirement has been eliminated as discussed below); (iii) increased the rate of interest during 2002, under certain conditions and at certain intervals, on the revolving credit facility and term loans A and B by an aggregate of 1%; (iv) reduced allowed annual capital expenditures and (v) restricted the Company's cash payment of quarterly interest payments during 2002 on its Senior Subordinated Notes unless certain conditions are met, such conditions principally including satisfaction of certain levels of liquidity available under its revolving credit facility as of the date such interest payments under the Senior Subordinated Notes are due and the completion of asset divestitures or satisfaction of certain milestones facilitating the completion of asset divestitures. Up to two cash interest payments on the Senior Subordinated Notes are allowed to be made from proceeds of any junior capital issuances of the Company (see Note 7 to the consolidated financial statements).

        In March 2002, the Company entered into an additional amendment to the Credit Agreement which (i) further reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) deferred until January 31, 2003 term loan principal payments otherwise due March 31, 2002 amounting to $19.4 million and (iii) eliminated the required $175 million accelerated term loan payment due on January 3, 2003.

        In December 2001, the Company entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment allows the Company in certain circumstances the option to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine has provided a funded cash commitment on behalf of the Company that will make available to the Company sufficient cash to make one quarterly cash interest payment in 2002 (see Note 17 to the consolidated financial statements). If PIK notes are issued (in lieu of cash) for the February 2002 interest payment, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 9%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

        In 2001, the Company initiated a process to effect a major asset divestiture which, if successfully completed, would have allowed the Company to meet the then required $175 million prepayment under the Credit Agreement. This divestiture process was discontinued in the fourth quarter of 2001 due to the impact on the financial markets and the impact on the operating results of the targeted business to be divested of the events of September 11th and the general economic recessionary conditions. As a result of the March 2002 amendment to the Credit Agreement, which eliminated the $175 term loan prepayment requirement, the Company will not be required to complete an asset divestiture during 2002. However, the Company will continue to consider asset divestitures as a possible course of action for further deleveraging the Company's balance sheet based on prevailing economic conditions, financial market and asset valuation levels. If the Company does complete an asset divestiture, the cash proceeds from such sale are required to be used to pay down the amounts outstanding under the Credit Agreement.

        At December 31, 2001 the Company had unused and excess borrowing availability under its revolving credit facility of $52 million and cash on hand of $19 million resulting in total operating funds availability of $71 million which, along with its operating cash flow, is used to service the Company's normal operating commitments.

        Over the next twelve month period, the Company (excluding its Superior Israel operations) anticipates a reduction in cash flow required to service interest costs, distributions on its Trust Convertible Preferred Securities and capital expenditure obligations. Further, as a result of the

March 2002 amendment to the Credit Agreement, the Company's term loan principal amortization requirements will be reduced in 2002 as compared to 2001.

        The Company is currently benefiting from the substantial reduction in market interest rates that has occurred over the past twelve months which, along with the Company's option in certain circumstances to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash, should result in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001. Capital expenditures are expected to approximate $15-$20 million in 2002. The Company also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which will result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001. Deferred distributions under the Trust Convertible Preferred Securities are cumulative and accrue interest at a rate of 8.50% per annum.

        In addition to outlays for cash interest and capital expenditures, the Company also has principal amortization requirements on its term loans A and B and on certain capital leases, which aggregate $74 million during 2002 (as compared to $80 million in 2001). In total, the Company's cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization in 2002 are estimated to be more than $50 million less than comparable outflows in 2001.

        The Company intends to service the aforementioned cash requirements in 2002 from operating cash flow and, to the extent required, availability under its revolving credit facility and available cash balances. The Company believes its operating cash flow, combined with revolver availability and cash on hand will be sufficient to fund these commitments in 2002. Based on full year 2001 results, operating cash flow would have been sufficient to meet the 2002 cash obligations. However, operating cash flow did decline in the fourth quarter of 2001 and is expected to be lower in the first quarter of 2002 as compared to the first quarter of 2001. Also impacting the Company's cash flow are changes in working capital requirements and fluctuations in short-term interest rates. An increase in working capital requirements or a substantial increase in short-term interest rates, neither of which is presently anticipated, could negatively impact the Company's cash flow and liquidity. Accordingly, while the Company believes it will be able to meet all of its cash requirements in 2002, there can be no assurance that such requirement will be met.

        The Company's access to availability under its revolving credit facility is also subject to the Company maintaining compliance with the financial covenants under the Credit Agreement. While such covenants were reset in March 2002, the Company will need to improve its operating results in 2002 as compared to the fourth quarter of 2001 in order to maintain compliance during the year. While there can be no assurance, the Company currently believes it can maintain compliance or otherwise obtain appropriate waivers or modifications to these financial covenants, if required, so as to avoid a default under the Credit Agreement.

        Superior Israel's operations are funded and financed separately, with recourse to Superior Israel but otherwise on a non-recourse basis to the Company, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At December 31, 2001, Superior Israel had $11.8 million in excess availability under its revolving credit facility.

        As discussed under Item 5. "Market for Registrant's Securities and Related Security Holder Matters", Superior was notified by the NYSE on March 8, 2002 that it had fallen below the NYSE's continued listing standard. The potential delisting of Superior's stock could impact Superior's ability to raise funds in the equity markets in the future.

Derivative Financial Instruments

        To a limited extent, the Company uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Superior TeleCom's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for financial or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 2 to the consolidated financial statements. Management believes that the application of policies regarding the establishment of allowances for accounts receivable and inventories, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

        Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. These sales incentives may also be revised between the time the Company records the sale and the time the sale occurs. The Company monitors these factors and revises the provisions when necessary.

        The Company's allowances for surplus and obsolete inventory are based on estimates of future sales and production. Changes in demand and product design can impact these estimates. The Company periodically evaluates and updates assumptions when assessing the adequacy of inventory allowances.

        Valuation allowances for deferred tax assets are established when it is estimated it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of the Company's projections.

        Insurance reserves are provided for estimates of losses due to claims for worker's compensation, product liability and other liabilities for which the Company is self-insured. These estimates are based on the ultimate value of claims, which often have long periods of resolution. The Company closely monitors the claims to maintain adequate reserves.

        Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact the Company's financial position and future results of operations.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company recorded $21.1 million in goodwill amortization charges in 2001. Beginning in 2002, the Company's goodwill, which amounted to $750.5 million at December 31, 2001, will no longer be amortized; however it will be subject to an initial impairment review in the first quarter of 2002. If the carrying value (including goodwill) of any of the Company's business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment. Prior assessments of goodwill impairment have not resulted in any charge for goodwill impairment; however, such prior assessment utilized undiscounted cash flows for purposes of evaluating whether impairment exists. While the initial impairment assessment under SFAS No. 142 has not been performed, the impact of recent economic and industry specific conditions could result in lowered fair values for certain of its business segments and, thus may give rise to material goodwill impairment charges in 2002.

        In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 144.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rates changes. At December 31, 2001, the Company had an interest rate cap on $362 million principal amount with a 90-day LIBOR cap at 4.4% expiring December 27, 2002. A one percent increase in interest rates affecting the Company's $1.15 billion Credit Agreement and its $200 million Senior Subordinated Notes would increase annual interest expense by approximately 9% or $10.8 million.

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

Item 8. Financial Statements and Supplementary Data

        The Company's consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 and 1999, and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

        (a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

        (b) None.

Item 14(c) Exhibits

Exhibit Number		Description
2(a	)	Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated March 2, 1992).
2(b	)	Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Securities and Exchange Commission (the "Commission") on October 5, 1993).
2(c	)	Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc., Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (the "Alcatel Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995).
2(d	)	Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc., Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995).

2(e	)	Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1996).
2(f	)	Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd., ISAL Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated May 5, 1998).
2(g	)	Agreement and Plan of Merger, dated as of October 21, 1998, by and among the Company, SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Registration No. 333-68889) of the Company and Superior Trust I, as filed with the Commission on December 14, 1998, as amended (the "S-4"))
2(h	)	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 24, 1999, by and among the Company, SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-2 to the Joint Proxy Statement/Prospectus filed as part of the S-4).
2(i	)	Asset Purchase Agreement, dated October 2, 1998, among Cables of Zion United Works Ltd., Cvalim—The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated December 31, 1998 (the "Cvalim 8-K")).
2(j	)	Amendment No. 1 to Asset Purchase Agreement, dated December 31, 1998, among Cables of Zion United Works Ltd., Cvalim—The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 2 to the Cvalim 8-K).
3(a	)	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-09933) of the Company, as filed with the Commission on August 9, 1996, as amended (the "S-1")).
3(b	)	Certificate of Amendment, dated July 12, 1996, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the S-1).
3(c	)	Certificate of Amendment, dated August 6, 1996, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 to S-1).
3(d	)	Certificate of Amendment, dated March 31, 1999, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (Registration No. 333-68889) of the Company, as filed with the Commission on August 17, 1999 (the "S-3")).
3(e	)	By-laws of the Company (incorporated herein by reference to Exhibit 3.4 to the S-1).
3(f	)	Amendment to the By-Laws of the Company (incorporated herein by reference to Exhibit 3(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000).
4(a	)	Amended and Restated Declaration of Trust of Superior Trust I, dated as of March 31, 1999, among the Company, American Stock Transfer & Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit 4.6 to the S-3).
4(b	)	Indenture for the 8 1/2% Convertible Subordinated Debentures of the Company Due 2014, dated as of March 31, 1999, between the Company and American Stock Transfer & Trust Company, as Indenture Trustee (incorporated herein by reference to Exhibit 4.7 to the S-3).
4(c	)	Guarantee Agreement for the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I, dated as of March 31, 1999, between the Company and American Stock Transfer & Trust Company, as Guarantee Trustee (incorporated herein by reference to Exhibit 4.8 to the S-e).

4(d	)	Rights Agreement, dated as of December 28, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of the Company, as filed with the Commission on January 9, 2001).
10(a	)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the S-1).
10(b	)	Lease Agreement, dated as of December 16, 1993, by and between ALP(TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1994).
10(c	)	First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 Alpine 10-K")).
10(d	)	Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).
10(e	)	Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the S-1).
10(f	)	First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Alpine and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the S-1).
10(g	)	Employment Agreement, dated April 26, 1996, between Superior Telecommunications Inc. and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the S-1).
10(h	)	Letter Agreement, dated October 8, 1996, between the Company and Alpine relating to a capital contribution by Alpine to the Company (incorporated herein by reference to Exhibit 10.2 to the S-1).
10(i	)	Letter Agreement, dated October 2, 1996, between the Company and Alpine relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the S-1).
10(j	)	Tax Allocation Agreement, dated as of October 2, 1996, among Alpine, the Company and its subsidiaries (incorporated herein by reference to Exhibit 10.9 to the S-1).
10(k	)	Exchange Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.10 to the S-1).
10(l	)	Registration Rights Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.11 to the S-1).
10(m	)	Services Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.4 to the S-1).
10(n	)	Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the year ended April 30, 1997).
10(o	)	Amendment No. 2, dated as of May 1, 1998, to the Services Agreement (incorporated herein by reference to Exhibit 10(w) to the Annual Report on Form 10-K of the Company for the year ended April 30, 1998).
10(p	)	Amended and Restated Credit Agreement, dated as of November 27, 1998 (the "Credit Agreement"), among Superior/Essex Corp., Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as documentation agent, Fleet National Bank, as syndication agent, and Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A of Alpine, the Company, Superior/Essex Corp. and SUT Acquisition Corp., as filed with the Commission on December 7, 1998).

10(q	)	Senior Subordinated Credit Agreement, dated as of May 26, 1999 (the "Senior Subordinated Credit Agreement"), among Superior/Essex Corp., as borrower, the Company, as parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as syndication agent, and Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 10(s) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (the "1999 10-K").
10(r	)	Addendum No. 1 to the Application to Open an Account, dated December 29, 1998, between Cables of Zion United Works Ltd. and Bank Hapoalim B.M. (incorporated herein by reference to Exhibit 3 to the Cvalim 8-K).
10(s	)	Amendment No. 1, dated as of December 10, 1999, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(v) to the 1999 10-K).
10(t	)	Amendment No. 2, dated as of February 18, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(w) to the 1999 10-K).
10(u	)	Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1999 10-K).
10(v	)	Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., the Company and Alpine (incorporated herein by reference to Exhibit 10(y) to the 1999 10-K).
10(w	)	Amendment No. 3, dated as of May 1, 1999, to the Services Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2000 (the "September 2000 10-Q")).
10(x	)	Amendment No. 1, dated as of December 31, 1998, to the Credit Agreement (incorporated herein by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K")).
10(y	)	Amendment No. 2 and Waiver, dated as of December 10, 1999, to the Credit Agreement (incorporated herein by reference to Exhibit 10(bb) to the 2000 10-K).
10(z	)	Amendment No. 3 and Waiver, dated as of March 13, 2000, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the September 2000 10-Q).
10(aa	)	Amendment No. 4 and Waiver, dated as of September 30, 2000, to the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the September 2000 10-Q).
10(bb	)	Amendment No. 3, dated as of March 30, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(ee) to the 2000 10-K).
10(cc	)	Amendment No. 4, dated as of April 20, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(ff) to the 2000 10-K).
10(dd	)	Amendment No. 5, dated as of June 5, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(gg) to the 2000 10-K).
10(ee	)	Superior TeleCom Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(hh) to the 2000 10-K).
10(ff	)	Superior TeleCom Inc. Deferred Cash Account Plan (incorporated herein by reference to Exhibit 10(ii) to the 2000 10-K).
10(gg	)	Amended and Restated Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Steven S. Elbaum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
10(hh	)	Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and David S. Aldridge (incorporated herein by reference to Exhibit 10.2 to the March 2001 10-Q) ).
10(ii	)	Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10.3 to the March 2001 10-Q) ).

10(jj	)	Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10.4 to the March 2001 10-Q)).
10(kk	)	Amendment Number One to the Superior TeleCom Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10.5 to the March 2001 10-Q)).
10(ll	)	Amendment No. 5, dated as of June 30, 2001 to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent, (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2001 (the "June 2001 10-Q").
10(mm	)	Amendment dated as of January 1, 2001, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc. (incorporated by reference to Exhibit 10.2 to the June 2001 10-Q).
10(nn	)*	Amendment Number Six and Waiver, dated as of November 30, 2001, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent.
10(oo	)*	Amendment Number Seven, dated as of March 28, 2001, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent.
10(pp	)*	Amendment Number Six, dated as of December 27, 2001, to the Senior Subordinated Credit Agreement.
10(qq	)*	Reimbursement Agreement, dated as of November 30, 2001 among The Alpine Group, Inc., Superior Telecommunications Inc. and Superior TeleCom Inc.
10(rr	)*	Warrants, dated December 27, 2001, to purchase 200,000 shares of common stock issued by Superior TeleCom Inc. to The Alpine Group, Inc.
10(ss	)*	Employment agreement, dated effective as of January 1, 2001, between Superior Telecommunications Inc. and Christopher L. Mapes
10(tt	)*	Employment agreement, dated effective as of January 1, 2001, between Superior Telecommunications Inc. and Harold M. Karp
10(uu	)*	Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors (Amended and Restated Effective as of July 1, 2001).
10(vv	)	Superior TeleCom Inc.1996 Stock Incentive Plan (incorporated by reference to Appendix B to the proxy statement of the Company dated April 30, 2001).
10(ww	)*	Amendment No. 1 to the Superior TeleCom Inc.1996 Stock Incentive Plan (Amended and Restated as of January 1, 2001).
10(xx	)	Amendment to Employee Stock Purchase Plan (incorporated by reference to Appendix C to the proxy statement of the Company dated April 30, 2001).
10(yy	)*	Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc.
18*		Letter regarding change in accounting principles.
21*		List of Subsidiaries
23(a	)*	Consent of Arthur Andersen LLP
99.1	*	Letter regarding Arthur Andersen LLP

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002	SUPERIOR TELECOM INC.
	By:	/s/ STEVEN S. ELBAUM
Steven S. Elbaum Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 1, 2002
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 1, 2002
/s/ KENNETH G. BYERS, JR. Kenneth G. Byers, Jr.	Director	April 1, 2002
/s/ EUGENE P. CONNELL Eugene P. Connell	Director	April 1, 2002
/s/ JOHN C. JANSING John C. Jansing	Director	April 1, 2002
/s/ JAMES R. KANELY James R. Kanely	Director	April 1, 2002
/s/ ROBERT J. LEVENSON Robert J. Levenson	Director	April 1, 2002
/s/ CHARLES Y.C. TSE Charles Y.C. Tse	Director	April 1, 2002
/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Superior TeleCom Inc.:

        We have audited the accompanying consolidated balance sheets of Superior TeleCom Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior TeleCom Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
February 18, 2002 (except with respect to Notes 1, 6, 7 and 20, as to which the date is March 28, 2002)

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$19,311	$13,002
Accounts receivable, net	201,376	280,411
Inventories, net	263,210	261,859
Other current assets	36,844	42,030

Total current assets	520,741	597,302
Property, plant and equipment, net	508,768	539,065
Other assets	95,887	83,873
Goodwill, net	750,543	772,074

Total assets	$1,875,939	$1,992,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$124,388	$160,000
Superior Israel revolving credit facility	18,221	25,406
Current portion of long-term debt	86,572	91,401
Accounts payable	110,465	143,927
Accrued expenses	93,446	100,405

Total current liabilities	433,092	521,139
Long-term debt, less current portion	1,128,214	1,107,557
Minority interest in subsidiaries	5,393	8,429
Other long-term liabilities	96,460	110,245

Total liabilities	1,663,159	1,747,370

Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company, net of discount	136,040	134,941
Commitments and contingencies (Notes 7 and 16)
Stockholders' equity:
Common stock (21,667,661 and 21,133,361 shares issued at December 31, 2001 and 2000, respectively)	217	211
Capital in excess of par value	43,651	40,937
Accumulated other comprehensive deficit	(12,164)	(8,485)
Retained earnings	63,833	96,483

	95,537	129,146
Treasury stock, at cost (813,357 and 828,300 shares at December 31, 2001 and 2000, respectively)	(18,797)	(19,143)

Total stockholders' equity	76,740	110,003

Total liabilities and stockholders' equity	$1,875,939	$1,992,314

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Net sales	$1,747,302	$2,049,048	$2,036,732
Cost of goods sold	1,471,409	1,708,920	1,652,839

Gross profit	275,893	340,128	383,893
Selling, general and administrative expenses	156,017	156,437	150,833
Infrequent and unusual charges	5,358	14,961	8,431
Amortization of goodwill	21,057	20,959	19,629

Operating income	93,461	147,771	205,000
Interest expense	(115,048)	(129,905)	(120,100)
Other income, net	1,270	976	2,503

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary (loss)	(20,317)	18,842	87,403
Benefit (provision) for income taxes	3,617	(10,925)	(36,733)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and extraordinary (loss)	(16,700)	7,917	50,670
Distributions on preferred securities of Superior Trust I	(15,362)	(15,145)	(11,289)

Income (loss) before minority interest and extraordinary (loss)	(32,062)	(7,228)	39,381
Minority interest in (earnings) losses of subsidiaries	2,430	5,088	(596)

Income (loss) before extraordinary (loss)	(29,632)	(2,140)	38,785
Extraordinary (loss) on early extinguishment of debt, net	(2,871)	—	(1,617)

Net income (loss)	$(32,503)	$(2,140)	$37,168

Net income (loss) per share of common stock:
Basic:
Income (loss) before extraordinary (loss)	$(1.44)	$(0.11)	$1.91
Extraordinary (loss) on early extinguishment of debt	(0.14)	—	(0.08)

Net income (loss) per basic share of common stock	$(1.58)	$(0.11)	$1.83

Diluted:
Income (loss) before extraordinary (loss)	$(1.44)	$(0.11)	$1.86
Extraordinary (loss) on early extinguishment of debt	(0.14)	—	(0.08)

Net income (loss) per diluted share of common stock	$(1.58)	$(0.11)	$1.78

Weighted average shares outstanding:
Basic	20,635	20,238	20,351

Diluted	20,635	20,238	20,908

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Years Ended
	December 31, 2001		December 31, 2000		December 31, 1999
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of period	21,133,361	$211	20,980,101	$210	20,287,274	$203
Exercise of stock options	—	—	—	—	18,101	—
Employee stock purchase plan	534,300	6	153,260	1	63,655	1
Stock dividend	—	—	—	—	611,071	6

Balance at end of period	21,667,661	217	21,133,361	211	20,980,101	210
Capital in excess of par value:
Balance at beginning of period		40,937		38,765		28,332
Exercise of stock options		—		270		905
Employee stock purchase plan		890		1,304		889
Compensation expense related to stock grants and options		1,824		598		—
Stock dividend		—		—		8,639

Balance at end of period		43,651		40,937		38,765
Accumulated other comprehensive deficit:
Balance at beginning of period		(8,485)		(5,447)		(6,081)
Foreign currency translation adjustment		(2,283)		(3,093)		1,500
Additional minimum pension liability (net of tax benefit of $1,221 at December 31, 2001)		(1,305)		55		(866)
Other		(91)		—		—

Balance at end of period		(12,164)		(8,485)		(5,447)
Retained earnings:
Balance at beginning of period		96,483		98,623		75,043
Net income (loss)		(32,503)		(2,140)		37,168
Cash dividends declared		—		—		(4,943)
Stock dividend		—		—		(8,645)
Stock grants		(147)		—		—

Balance at end of period		63,833		96,483		98,623
Treasury stock:
Balance at beginning of period	(828,300)	(19,143)	(828,300)	(19,143)	(210,875)	(6,117)
Purchase of treasury stock	—	—	—	—	(593,300)	(13,026)
Stock dividend	—	—	—	—	(24,125)	—
Stock grants	14,943	346	—	—	—	—

Balance at end of period	(813,357)	(18,797)	(828,300)	(19,143)	(828,300)	(19,143)
Total stockholders' equity	20,854,304	$76,740	20,305,061	$110,003	20,151,801	$113,008

Comprehensive income (loss)		$(36,182)		$(5,178)		$37,802

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Cash flows from operating activities:
Income (loss) before extraordinary (loss)	$(29,632)	$(2,140)	$38,785
Adjustments to reconcile income (loss) before extraordinary (loss) to cash provided by operating activities:
Depreciation and amortization	67,249	62,931	58,813
Deferred distributions on Trust Convertible Preferred Securities	7,775	—	—
Amortization of deferred financing costs	8,183	5,621	4,805
Provision (benefit) for deferred taxes	(769)	7,022	12,536
Minority interest in earnings (losses) of subsidiary	(2,430)	(5,088)	596
Change in assets and liabilities, net of effects from companies acquired:
Accounts receivable	75,041	(18,575)	(37,505)
Inventories	(4,266)	52,097	26,751
Other current and noncurrent assets	(1,719)	1,544	14,834
Accounts payable and accrued expenses	(53,588)	6,400	(3,153)
Other, net	(6,949)	(3,938)	(178)

Cash flows provided by operating activities	58,895	105,874	116,284

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(10,842)
Capital expenditures	(27,264)	(78,339)	(72,237)
Net proceeds from sale of assets	6,389	10,195	14,197
Superior Israel customer loans	(13,018)	(23,989)	(28,708)
Other	11	1,450	(53)

Cash flows used for investing activities	(33,882)	(90,683)	(97,643)

Cash flows from financing activities:
Short-term borrowings (repayments), net	(35,612)	19,631	20,260
Borrowings under revolving credit facilities, net	94,199	13,912	12,596
Debt issuance costs	(2,269)	(4,597)	(6,294)
Long-term borrowings	17,326	61,232	279,348
Repayments of long-term borrowings	(91,561)	(107,059)	(310,342)
Dividends paid on common stock	—	—	(4,943)
Purchase of treasury stock	—	—	(13,026)
Other	(627)	1,208	1,296

Cash flows used for financing activities	(18,544)	(15,673)	(21,105)

Effect of exchange rate changes on cash	(160)	(821)	659

The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Net increase (decrease) in cash and cash equivalents	$6,309	$(1,303)	$(1,805)
Cash and cash equivalents at beginning of period	13,002	14,305	16,110

Cash and cash equivalents at end of period	$19,311	$13,002	$14,305

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$122,256	$117,141	$109,963

Cash paid for income taxes, net of refunds	$1,216	$7,371	$3,818

Acquisition of Essex minority interest:
Net assets acquired including goodwill			$83,044
Minority interest in subsidiary			50,246

Issuance of Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures (net of discount of $33.3 million)			$133,290

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

  Organizational history

        Superior was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization (the "Reorganization") whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to the Company in exchange for 100% of the shares of the Company's then outstanding common stock. In October 1996, the Company sold 9.4 million shares of its common stock through an initial public offering (the "Offering"). As a result of the Offering, Alpine's ownership interest was reduced to 50.1%. As a result of treasury stock purchases and other transactions subsequent to the Offering, Alpine's ownership interest was approximately 50.2% at December 31, 2001.

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

  Liquidity and Operating Plans

        The Company has indebtedness which is substantial in relation to its stockholders' equity and current cash flows from operations. As of December 31, 2001, the Company had total debt of approximately $1.2 billion (excluding (i) debt of its 50.2% owned subsidiary, Superior Israel, which debt is non-recourse to Superior TeleCom or its other subsidiaries and (ii) approximately $167 million of 8 1/2% Trust Convertible Preferred Securities due in 2014) compared to approximately $76.7 million of stockholders' equity. As further discussed in Note 7, the Company had additional borrowings available under its revolving credit facility at December 31, 2001 of approximately $50 million and its cash balance at December 31, 2001 was $19.3 million. The available borrowings under the revolving credit facility declined during 2001 from approximately $150 million at December 31, 2000. In addition, the Company's $160 million accounts receivable securitization facility (see Note 6) expires on June 30, 2002.

        The Company's leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

        The Company's results of operations have declined over the past two years with the most pronounced reductions occurring in the third and fourth quarters of 2001 and continuing in the first quarter of 2002. The Company believes the declines in sales in 2001 relate to generally depressed economic conditions and specific industry conditions in its key business segments, but believes operating results will improve in 2002. As discussed in Note 7, pursuant to agreements reached with its subordinated debt holders, the Company has suspended cash interest payments on its subordinated debt; and as discussed in Note 8, the Company has also deferred the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities (which deferral is contractually permitted for a period of 20 consecutive quarters). As further discussed in Note 7, the Company's term loan payment requirements also have been reduced in 2002. Notwithstanding these reductions in cash outflows in 2002, the Company still will need to use a large portion of its future cash flows to pay principal and interest on its debt obligations, which will reduce the amount of money available for use in its operations or for responding to potential business opportunities if these arise. The Company believes it will generate enough cash to service its debt obligations and fund necessary capital expenditures during 2002; however, there can be no assurance that the Company will be able to meet its principal and interest on its debt obligations during 2002.

2. Summary of significant accounting policies

  Basis of presentation

        The consolidated financial statements represent the consolidation of all majority owned companies. The Company records all affiliate companies representing 20% to 50% ownership using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. These financial statements present the consolidated balance sheets of the Company at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements is related to the Company's 50.2% owned subsidiary, Superior Cables Limited ("Superior Israel").

  Cash and cash equivalents

        All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

  Inventories

        Inventories of communications products are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of OEM and electrical products are primarily stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method. Inventories include costs of materials, labor and manufacturing overhead. See Note 3.

  Property, plant and equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Buildings and improvements	6 to 40 years
Machinery and equipment	3 to 15 years

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During 2001, 2000 and 1999, $1.4 million, $5.0 million and $2.0 million, respectively, was capitalized in connection with various capital projects.

  Goodwill and long-lived assets

        The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $70.5 million and $49.6 million, respectively. The Company periodically reviews goodwill and long-lived assets to assess recoverability from future operations using an undiscounted cash flow method. If the carrying amount exceeds undiscounted cash flows from future operations, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value determined on a discounted cash flow method. To date, no impairment has been recorded. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant a revised estimate of useful lives. To date, no adjustment in useful lives has been required. See "New accounting standards" for discussion of new standards effective January 1, 2002 related to goodwill amortization and impairment loss determination.

  Deferred financing costs

        Origination costs incurred in connection with outstanding debt financings are included in the balance sheet in other assets. These deferred financing costs are being amortized over the lives of the applicable debt instruments on an effective interest rate basis and are charged to operations as additional interest expense. Total unamortized deferred financing fees at December 31, 2001 and 2000 were approximately $31.2 million and $29.2 million, respectively.

  Amounts due customers

        Included in accrued expenses at December 31, 2001 and 2000 are certain amounts due customers totaling $11.9 million and $14.6 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

  Income taxes

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

  Derivative financial instruments

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

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company currently engages in certain derivatives that are classified as fair value hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a fair value hedge are recorded in the consolidated statements of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis. Derivative financial instruments and derivative transactions reflected in the consolidated financial statements are discussed in Note 15.

  Revenue recognition

        Revenue is recognized when pervasive evidence of an agreement exists, delivery has occurred, the Company's price to the buyer is fixed and determinable and collectability is reasonably assured.

  Foreign currency translation

        The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment.

Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

  Research and development costs

        Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2001, 2000 and 1999 amounted to $9.0 million, $7.2 million and $6.6 million, respectively.

  Advertising costs

        Advertising costs are expensed as incurred. Advertising costs during the year ended December 31, 2001 amounted to $2.1 million.

  Insurance reserves

        It is the policy of the Company to self-insure up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to workers' compensation, health insurance and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company's estimate of the aggregate liabilities for the claims incurred.

  Shipping and handling

        The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly all shipping and handling costs are included in costs of sales and all billings associated with these costs are included in revenues.

  Earnings per share

        Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Diluted earnings per common share is determined assuming the conversion of outstanding stock options and grants under the treasury stock method.

  Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, change in the fair value of derivatives and minimum pension liability adjustments.

  Concentrations of risk and allowance for doubtful accounts

        At December 31, 2001 and 2000, accounts receivable from the regional Bell operating companies ("RBOCs") and major independent telephone companies amounted to $17.6 million and $27.2 million, respectively. See Note 18 for concentrations of risk within the Company's business segments.

2. Summary of significant accounting policies

        Accounts receivable are net of allowances for doubtful accounts of $8.4 million and $5.0 million at December 31, 2001 and 2000, respectively.

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

  Reclassifications

        Certain reclassifications have been made to the December 31, 2000 and 1999 consolidated financial statements to conform with the December 31, 2001 presentation.

  New accounting standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company recorded $21.1 million in goodwill amortization charges in 2001. Beginning in 2002, the Company's goodwill, which amounted to $750.5 million at December 31, 2001, will no longer be amortized; however it will be subject to an initial impairment review in the first quarter of 2002. If the carrying value (including goodwill) of any of the Company's business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment. Prior assessments of goodwill impairment (see "Goodwill and long-lived assets" above) have not resulted in any charge for goodwill impairment; however, such prior assessment utilized undiscounted cash flows for purposes of evaluating whether impairment exists. While the initial impairment assessment under SFAS No. 142 has not been performed, the impact of recent economic and industry specific conditions could result in lowered fair values for certain of its business segments and, thus may give rise to material goodwill impairment charges in 2002.

        In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 144.

3. Inventories

        At December 31, 2001 and 2000, the components of inventories are as follows:

	December 31, 2001	December 31, 2000
	(in thousands)
Raw materials	$37,743	$45,793
Work in process	35,148	42,006
Finished goods	185,688	190,782

	258,579	278,581
LIFO reserve	4,631	(16,722)

	$263,210	$261,859

        During the year ended December 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex from the LIFO method to the FIFO method. This change was made to conform operational and accounting policies for the Company's communications segment. Utilization of the FIFO method of accounting for the year ended December 31, 1999 resulted in net income being $0.6 million or $0.03 per diluted share greater than net income under the LIFO method. During the year ended December 31, 2001, the Company changed the number of pools used to segregate inventory for the purpose of calculating LIFO inventory from three to five in order to reflect the copper component separately. This change was made to more accurately reflect inventory costs in accordance with the LIFO approach as the changes in the prices of copper do not mirror the changes in prices of the other components of inventory. Utilization of the new method for the year ended December 31, 2001 resulted in the net loss being $0.6 million or $0.03 per diluted share less than the net loss under the previous method. The cumulative effect of the change in accounting principle was not material.

        Inventories valued using the LIFO method amounted to $149.8 million and $133.6 million at December 31, 2001 and 2000, respectively. During the year ended December 31, 2000, inventory quantities were reduced which resulted in a LIFO layer liquidation. The impact of the liquidation reduced net loss by $1.6 million in 2000.

4. Property, plant and equipment

        At December 31, 2001 and 2000, property, plant and equipment consists of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Land	$23,602	$23,652
Buildings and improvements	144,682	148,540
Machinery and equipment	496,967	483,459

	665,251	655,651
Less accumulated depreciation	156,483	116,586

	$508,768	$539,065

        Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $45.1 million, $41.0 million and $38.5 million, respectively.

5. Acquisitions

  Essex acquisition

        On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex, at an aggregate cash tender value of $770 million (the "Essex Acquisition"). On March 31, 1999, the Company acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures (see Note 8).

        The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex were included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon assessments of the fair values of assets and liabilities at the dates of acquisition which included accruals for planned consolidations, overhead rationalization and loss contingencies. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years (see Note 2).

        On October 20, 1999, Superior Israel acquired the business and certain operating assets of Pica Plast Limited ("Pica Plast") for $10.8 million in cash. The acquisition of Pica Plast was accounted for using the purchase method and, accordingly, the results of operations of Pica Plast are included in the Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

  Pro forma financial data (unaudited)

        Unaudited condensed pro forma results of operations for the year ended December 31, 1999, which give effect to the acquisition of the 19% minority interest in Essex as if the transaction had occurred on January 1, 1999, are presented below. The pro forma results of operations do not include the results of operations of Pica Plast prior to its date of acquisition as they are not material to the

Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transactions had taken place at the beginning of the period presented or of the future results of operations.

Year Ended December 31, 1999
(in thousands, except per share data)
Net sales	$2,036,732
Income before income taxes, distributions on preferred securities of subsidiary trust, minority interest and extraordinary (loss)	86,613
Income before extraordinary (loss)	37,429
Extraordinary (loss) on early extinguishment of debt	(1,617)

Net income applicable to common stock	$35,812

Net income per diluted share of common stock:
Income before extraordinary (loss)	$1.79
Extraordinary (loss) on early extinguishment of debt	(0.08)

Net income per diluted share of common stock	$1.71

6. Short-term borrowings

        At December 31, 2001 and 2000, short-term borrowings consist principally of $124.4 million and $160.0 million, respectively, in borrowings under an accounts receivable securitization program which provides for up to $160.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Borrowings under this facility are limited based on a percentage of eligible receivables, as defined by the program. At December 31, 2001, there was no undrawn availability under this facility based on levels of accounts receivables on such date. Under the receivable securitization program, the Company has granted a security interest in all its trade accounts receivable of domestic subsidiaries to secure borrowings under the facility. The receivable securitization program expires on June 30, 2002. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 2.25% and 6.88% at December 31, 2001 and 2000, respectively) plus 0.70% at December 31, 2001 and plus 0.35% at December 31, 2000.

7. Debt

        At December 31, 2001 and 2000, long-term debt consists of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Senior credit facility:
Senior revolving credit facility	$169,000	$71,001
Term loan A	299,808	374,420
Term loan B	403,272	408,346
Senior subordinated notes	203,029	200,000
Superior Israel credit facilities	80,287	100,246
Superior Israel bank borrowings (secured by notes receivable)	63,637	53,666
Other	13,974	16,685

Total debt	1,233,007	1,224,364
Less current portion of long-term debt	104,793	116,807

	$1,128,214	$1,107,557

        Long-term debt of Superior Israel (a 50.2% owned subsidiary of the Company) included above amounted to $143.9 million at December 31, 2001. Such debt is recourse only to Superior Israel and not to Superior TeleCom or its other subsidiaries.

        At December 31, 2001 and 2000, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, was approximately $936.5 million and $1,124.6 million, respectively. The Company has entered into several interest rate cap agreements in order to limit the effect of changes in interest rates on certain of the Company's floating rate long-term obligations. Amounts currently due to or from interest rate cap counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2001, the Company had an interest rate cap outstanding with a notional amount of $362 million with a 90-day LIBOR cap at 4.4% and a fair value of $0.1 million. The 90-day LIBOR at December 31, 2001 was 1.93%. At December 31, 2000, the Company had an interest rate cap outstanding with a notional amount of $400 million with a 90-day LIBOR cap at 7.0% and a nominal fair value.

        The aggregate principal maturities of long-term debt for the five years subsequent to December 31, 2001 are as follows:

Year	Amount
(in thousands)
2002	$104,793
2003	226,856
2004	512,482
2005	116,307
2006	13,500
Thereafter	259,069

$1,233,007

  Senior Credit Facility

        The Company's senior credit facility is comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement").

        The Company's operating activities are financed principally by the accounts receivable securitization financing arrangement (see Note 6) and the revolving credit facility which allows for borrowings by the Company's non Superior Israel subsidiaries of up to $225 million in the aggregate (subject to interim reductions in 2002 which limit total borrowings to $214 million). The revolving credit facility matures May 27, 2004. At December 31, 2001, interest on the outstanding balance is based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0% (6.37% and 10.03% at December 31, 2001 and 2000, respectively) subject to certain rate increases as discussed below.

        The term loan A is repayable in varying installments through its maturity in May 2004. At December 31, 2001, interest is based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0%, (6.56% and 10.06% and at December 31, 2001 and 2000, respectively) subject to certain rate increases as discussed below.

        The term loan B is repayable in varying installments through its maturity in November 2005. At December 31, 2001, interest is based upon LIBOR plus 4.5% or the base rate (prime) plus 3.5% (7.06% and 10.88% at December 31, 2001 and 2000, respectively), subject to certain rate increases discussed below.

        In June 2001 the Company entered into an amendment to the Credit Agreement effective June 30, 2001. Such amendment (i) increased the interest rate on the revolving credit facility and the term loan A and B by 0.25%, (ii) reduced operating performance levels required to meet certain financial covenants through December 31, 2002, (iii) prohibited the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities and restricted cash payment of interest on the Senior Subordinated Notes beginning in November 2001 unless certain asset sales were consummated and (iv) required the Company to make an accelerated payment under its term loans A and B of $175 million in the aggregate by July 1, 2002 from the proceeds of an asset divestiture or other equity transaction. Refer to the December 2001 and March 2002 amendments below which further modified the Credit Agreement.

        During December 2001 the Company entered into another amendment to the Credit Agreement. Such amendment (i) further reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) extended until January 3, 2003 the date for making an accelerated payment under its term loans A and B of $175 million in the aggregate from the proceeds of an asset divestiture or other equity transaction; (iii) increased the rate of interest during 2002, under certain conditions and at certain intervals, on the revolving credit facility and term loans A and B by an aggregate of 1%; (iv) reduced allowed annual capital expenditures and (v) restricted the Company's cash payment of quarterly interest payments during 2002 on its Senior Subordinated Notes unless certain conditions are met, such conditions principally including achievement of certain levels of liquidity available under its revolving credit facility as of the date such interest payments under the Senior Subordinated Notes are due and the completion of asset divestitures or achievement of certain milestones towards completing asset divestitures. Up to two cash interest payments on the Senior Subordinated Notes are allowed to be made from proceeds of junior capital issuances of the Company. Additionally, the Credit Agreement amendment provided that any proceeds from an asset sale pursuant to (ii) above exceeding $175 million shall first be applied to the outstanding amounts of the revolving credit facility in excess of $169 million then to the term loans until paid in full, with any balance applied to the revolving credit facility. If the revolving credit facility is paid down with excess proceeds from an asset sale, the total revolving loan commitment shall be reduced by 85% of such amount but at no point shall it be reduced to an amount less than $50 million.

        In March 2002, the Company entered into an additional amendment to the Credit Agreement which (i) further reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) deferred until January 31, 2003 term loan principal payments due March 31, 2002 amounting to $19.4 million and (iii) eliminated the required $175 million accelerated term loan payment due on January 3, 2003.

        In 2001, the Company initiated a process to effect a major asset divestiture which, if completed, would have allowed the Company to meet the then required $175 million prepayment under the Credit Agreement. This divestiture process was discontinued in the fourth quarter of 2001 due to the impact on the financial markets and the operating results of the targeted business to be divested of the events of September 11th and the general economic recessionary conditions. As a result of the March 2002 amendment to the Credit Agreement, which eliminated the $175 million term loan repayment requirement, the Company will not be required to complete an asset divestiture during 2002. However, the Company will continue to consider asset divestitures as a possible course of action for further deleveraging the Company's balance sheet based on economic conditions, financial market status and asset valuation levels. If the Company does complete an asset divestiture, the cash proceeds from the sale are required to be used to pay down the amounts outstanding under the Credit Agreement.

        In order to maintain adequate liquidity during 2002 to continue to operate its business on a normal basis, the Company must generate sufficient cash flow to meet scheduled payments on its term loans (which aggregate approximately $64 million for 2002) so as not to be in default under the Credit Agreement. While the Company's operating results and cash flow declined in 2001 and operating results in 2002 may decline further, the Company believes, although there can be no certainty, that it will be able to meet all scheduled principal payments in 2002. The Company's operating results must also be sufficient to meet the revised financial covenants for 2002. The Company believes if it is not able to maintain compliance with these covenants, that modifications or waivers can successfully be obtained, although there is no assurance of such. The Credit Agreement amendments also include more stringent financial covenants for the period ending March 31, 2003 which would likely result in the Company being in default at such time, requiring the Company to seek a waiver or other modification. The December and March Credit Agreement amendments also require the Company to obtain a renewal or replacement of the accounts receivable securitization facility (see Note 6) by June 11, 2002 or an event of default will occur under the Credit Agreement. The Company believes it will be able to renew or replace the accounts receivable securitization facility by the required date, although there can be no certainty of such.

        In connection with the June and December 2001 amendments discussed above, the Company was charged aggregate bank amendment fees of $11.7 million, of which $2.3 million was paid in cash and $9.4 million will be paid upon completion of a major asset divestiture, the occurrence of an event of default or at maturity. In connection with the March 2002 amendment, the Company incurred bank fees of $5.5 million of which $4.0 million was paid in cash in March 2002 with the balance payable upon a major asset divestiture, the occurrence of an event of default or at maturity.

        All the borrowings under the Credit Agreement are guaranteed by each of the Company's principal subsidiaries, other than its Canadian and Israeli subsidiaries. The common stock of all such guarantor subsidiaries of the Company and 65% of the common stock of its other foreign subsidiaries have been pledged to secure the guarantees. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its guarantor subsidiaries.

        The Credit Agreement contains certain restrictive covenants, including, among other things discussed herein, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness. At December 31, 2001, the Company was in compliance with all covenants.

        As previously mentioned and in accordance with the amendments to the Credit Agreement during 2001 and 2002, the Company is required to maintain compliance with certain financial covenants on a monthly basis in 2002. These covenants include, among others, an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined.

  Senior Subordinated Notes

        The Senior Subordinated Notes include a $120 million term note A and an $80 million term note B which are due in 2007. Interest at December 31, 2001 was based on LIBOR plus 5% (7.50% and 11.81% at December 31, 2001 and 2000, respectively).

        In December 2001, the Company entered into an amendment to the agreement governing the Senior Subordinated Notes. Such amendment allows the Company in certain circumstances the option to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine has provided a funded cash commitment to the Company that will provide the Company sufficient cash to make one quarterly cash interest payment in 2002. If PIK notes are issued (in lieu of cash) for the February 2002 interest payment, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 9%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

        The Company was charged a fee for the subordinated note amendment of $3.0 million, which was paid in the form of a PIK note. All PIK notes are payable upon maturity of the Senior Subordinated Notes in 2007.

        Amendments to the Senior Subordinated Notes in the years ended December 31, 2001 and 1999 qualified as early extinguishments of debt. As such, the Company recognized extraordinary charges of $2.9 million (net of income taxes of $1.7 million) or $0.14 per diluted share and $1.6 million (net of income taxes of $1.0 million) or $0.08 per diluted share in 2001 and 1999, respectively. Such extraordinary charges included the write-off of the then existing unamortized debt issuance costs related to such debt.

  Superior Israel Credit Facilities

        In connection with the December 31, 1998 acquisition of the Cvalim—The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") assets, Superior Israel entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Superior Israel term loan") and a $30.0 million revolving credit facility ("Superior Israel revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. In October 1999, Superior Israel increased the amount available under the credit facility by $10.0 million, which increased the term loan availability to $63.0 million. On December 31, 2001, the availability period to draw down the Superior Israel term loan expired.

        The Superior Israel term loan is repayable on December 31, 2008. Interest on the Superior Israel term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18-30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%. The Superior Israel term loan rate was 6.34% at December 31, 2001. Interest on the Superior Israel revolving credit facility outstanding balance is based upon either LIBOR plus 0.5%, the lending bank's prime rate minus 1.0%, or a rate to be agreed upon by the parties. The revolving credit facility terminates on December 31, 2003. Obligations under these facilities are secured by assets of Superior Israel. At December 31, 2001 and 2000, Superior Israel was not in compliance with certain financial covenants and has classified the $18.2 million and $25.4 million, respectively, outstanding under the revolving credit facility as current in the December 31, 2001 and 2000 balance sheet, respectively.

        Superior Israel had $9.6 million and $11.7 million outstanding under additional revolving credit facilities at December 31, 2001 and 2000, respectively. The obligations are secured by assets of Superior Israel.

  Superior Israel Bank Borrowings

        Superior Israel has granted long-term loans to one of its principal customers as required by the terms of the contracts with the customer related to the sale of products to the customer. These customer loans are repayable to Superior Israel over periods of 10.5 to 11.0 years and include interest at a rate of LIBOR plus 0.475% to LIBOR plus 1.0%. Superior Israel's obligation to issue such customer loans expired on December 31, 2001. Such customer loans are reflected as notes receivable and $63.6 million and $53.7 million in such notes receivable are included in other assets in the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively. Superior Israel financed these customer loans with bank borrowings in amounts equivalent to and with terms similar to the customer loans. Such bank borrowings are secured by the customer notes receivable held by Superior Israel. At December 31, 2001 and 2000, $63.6 million and $53.7 million, respectively, in bank borrowings related to such customer loans was outstanding.

  Other debt

        Other debt includes debt associated with lease finance obligations of $13.9 million and other miscellaneous items. The lease finance obligations have cross default provisions associated with other debt of the Company, including debt under the Credit Agreement.

8. Trust Convertible Preferred Securities

        On March 31, 1999, Superior Trust I (the "Trust"), a trust in which the Company owns all the common equity interests, issued 3,332,254 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") with an aggregate principal amount of $171,765,650, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of the Company at the rate of 1.1496 shares of the Company's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Distributions on the Trust Convertible Preferred Securities are payable (subject to rights to defer distributions as discussed below) quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Security, plus accrued and unpaid distributions.

        The Trust Convertible Preferred Securities are not redeemable before April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed by the Company at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, the Company has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share cash redemption price of $52.975, plus accrued and unpaid distributions, if any, provided the average closing price of the Company's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate, equals or exceeds $65.00 per share. The Company has reserved 3,830,759 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

8. Trust Convertible Preferred Securities (Continued)

        Pursuant to the provisions of the related indentures, the Company may defer quarterly cash distribution payments for a period of up to twenty consecutive quarters, during which period unpaid distributions are cumulative and accrue interest at a rate of 8.5% per annum. Additionally, during such deferral periods the Company, among other things, cannot pay cash dividends on its common stock, or redeem or repurchase any of its capital stock. During 2001, the Company elected to defer quarterly payments of distributions for the September 30 and December 31, 2001 periods. Based on restrictions included in an amendment of the Company's Credit Agreements during 2001, the Company is currently restricted from paying such distributions in cash and will likely defer distribution payments at least through 2002.

        The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2001, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $13.3 million.

9. Earnings per share

        The computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, is as follows:

	Year Ended
	December 31, 2001			December 31, 2000			December 31, 1999
	Net loss before extraordinary (loss)	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net income before extraordinary (loss)	Shares	Per Share Amount
	(In Thousands, Except Per Share Amounts)
Basic earnings (loss) per common share before extraordinary (loss)	$(29,632)	20,635	$(1.44)	$(2,140)	20,238	$(0.11)	$38,785	20,351	$1.91

Dilutive impact of stock options and grants		—			—			557

Diluted earnings (loss) per common share before extraordinary (loss)	$(29,632)	20,635	$(1.44)	$(2,140)	20,238	$(0.11)	$38,785	20,908	$1.86

        As a publicly traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to the acquisition. At December 31, 2001 and 2000, the impact of stock options to the Company's earnings per share calculation was anti-dilutive. The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation as the impact would be anti-dilutive.

10. Stockholders' equity

        The Company has 35,000,000 shares of common stock authorized for issuance, with a $0.01 par value. At December 31, 2001 and 2000, the Company had 21,667,661 and 21,133,361 common shares, respectively, issued and 20,854,304 and 20,305,061 common shares, respectively, outstanding.

        On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000. As a result, 612,069 shares were issued on February 11, 2000. On January 11, 1999, the Company declared a five-for-four common stock split, which was effected in the form of a 25% stock dividend paid on February 3, 1999. As a result, 4,059,700 shares were issued to stockholders of record on January 20, 1999. All references to common shares (except shares authorized and issued) and to per share information in the consolidated financial statements have been adjusted to reflect the stock split and stock dividend on a retroactive basis.

        The Company declared a $0.25 per common share cash dividend payable quarterly at a rate of $0.0625 per share beginning in January 1998 and continuing through October 1999. Cash dividends, totaling $4.9 million, were declared and paid during the year ended December 31, 1999.

        In December 2000, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $10.88, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons acquire, or commence a tender offer that would result in a person or group acquiring beneficial ownership of 15% or more of the outstanding common shares. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of common stock of the Company and stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on December 28, 2010 at a redemption price of $0.01 per Right. At December 31, 2001, 500,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

11. Stock based compensation plans

        The Company sponsors the Superior TeleCom Inc. 1996 Stock Incentive Plan (the "Option Plan") which has 6,858,750 shares of common stock reserved for issuance. At December 31, 2001 and 2000, there were 1,357,866 and 174,597 shares of common stock, respectively, available for issuance under the Option Plan. Participation in the Option Plan is limited to employees, directors, and consultants of the Company, its parent and affiliates thereof. The Option Plan provides for grants of incentive and non-qualified stock options, which cannot be exercised in the first year or after ten years from the date of grant. In January 2001, the Company adopted a stock option restructuring program under the Option Plan pursuant to which designated employees and non-employee directors could elect to cancel certain of their outstanding stock options in exchange for the grant of replacement stock options or shares of restricted stock, depending upon the number of stock options held. Approximately 2.9 million options were cancelled and the new options granted were accounted for on a variable basis. As the stock price of the variable options was above the stock price of the Company at December 31, 2001, no compensation expense was recorded for the year ended December 31, 2001.

        The Company also sponsors the Superior TeleCom Employee Stock Purchase Plan (the "ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 1,000,000 shares of the Company's common stock reserved under the ESPP, of which 534,300 shares, 153,260 shares, and 63,655 shares were issued to employees during the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, there were approximately 68,076 shares available for grant under the ESPP. Because of the depletion of authorized common shares allocated for issuance, the ESPP was suspended effective December 31, 2001.

        The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either deferred common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees payable for meetings prior to July 1, 2001 in the form of deferred common stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

        The Company sponsors unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus (including cash or shares of restricted stock) and shares issued upon stock option exercises, as defined by the plans. The plans also provide for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of these plans are held in irrevocable grantor trusts. Compensation expense related to these plans for the years ended December 31, 2001 and 2000 was $0.6 million and $0.5 million, respectively.

        The Company continues to account for stock-based compensation (including options issued under the Option Plan and the ESPP) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees or directors at an exercise price at or above the common stock's fair market value (except for replacement options issued in 2001 which are accounted for on a variable basis). Had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, the Company's net income and basic and diluted net income per share of common stock for the years ended December 31, 2001, 2000 and 1999, would approximate the following pro forma amounts:

	Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(In Thousands, Except Per Share Amounts)
Net income (loss)	$(32,503)	$(37,137)	$(2,140)	$(5,513)	$37,168	$32,407
Net income (loss) per basic share of common stock	$(1.58)	$(1.80)	$(0.11)	$(0.27)	$1.83	$1.59
Net income (loss) per diluted share of common stock	$(1.58)	$(1.80)	$(0.11)	$(0.27)	$1.78	$1.57

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for December 31, 2001, 2000 and 1999, respectively: dividend yield of 0%, 2% and 2%, expected volatility of 72%, 64% and 53%; risk-free interest rate of 4.16%, 5.11% and 6.30%; and expected life of four years for all periods. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black-Scholes option-pricing model) during December 31, 2001, 2000 and 1999, was $1.52, $5.33 and $7.99, respectively. The weighted average per share fair value of options granted at an exercise price above the fair market value during the year ended December 31, 1999 was $19.47. The weighted average per share fair value of options granted at an exercise price below the fair market value during the year ended December 31, 2001 was $1.94.

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

        The following table summarizes stock option activity for the years ended December 31, 1999, 2000 and 2001:

	Shares Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 1998	1,799,226	17.33
Exercised	(18,644)	10.94
Canceled	(35,295)	30.19
Granted	1,197,567	17.78

Outstanding at December 31, 1999	2,942,854	17.54
Canceled	(282,019)	18.91
Granted	646,692	11.52

Outstanding at December 31, 2000	3,307,527	16.29
Canceled	(3,105,392)	15.81
Granted	4,137,400	2.72

Outstanding at December 31, 2001	4,339,535	3.70

11. Stock based compensation plans (Continued)

        Information with respect to stock-based compensation plan stock options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2001	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number exercisable at December 31, 2001	Weighted-average exercise price
$1.05	30,000	9.78	$1.05	—	$—
$1.40 - $1.90	95,612	6.66	1.74	—	—
$2.75 - $3.35	3,981,824	9.01	2.76	185,617	2.75
$9.94 - $12.81	60,138	7.62	11.58	28,139	11.11
$13.67 - $17.23	61,901	7.32	16.82	38,851	17.01
$27.55 - $29.51	110,060	7.11	28.34	92,820	28.48

	4,339,535	8.87	3.70	345,427	11.95

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

        During the fourth quarter ended December 31, 2000 and effective as of January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses in computing annual pension cost for certain plans. Unrecognized actuarial gains and losses exceeding ten percent of the greater of the projected benefit obligation or the market value of plan assets are amortized over five years. Under the previous method, all unrecognized gains and losses exceeding the ten percent corridor were amortized over the average remaining service life of active employees. Amortizing these amounts over five years results in more timely recognition of significant actuarial gains and losses in annual pension cost. This change resulted in the net loss for the year ended December 31, 2000 being $1.0 million or $0.05 per diluted share less than the net loss under the previous method. The impact related to prior quarters of 2000 was not material.

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the years ended December 31, 2001 and 2000, are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans		Post-Retirement Health Care Benefits
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$105,287	$93,387	$2,394	$2,085
Service cost	3,486	3,525	58	60
Interest cost	7,349	7,256	148	166
Actuarial loss	901	4,302	(183)	168
Impact of foreign currency exchange	(347)	(205)	—	—
Benefits paid	(3,567)	(2,978)	(214)	(85)

Benefit obligation at end of year	$113,109	$105,287	$2,203	$2,394

Change in plan assets:
Fair value of plan assets at beginning of year	$93,961	$88,148	$—	$—
Actual return (loss) on plan assets	(3,422)	5,014	—	—
Employer contributions	3,263	3,914	214	85
Impact of foreign currency exchange	(263)	(137)	—	—
Benefits paid	(3,567)	(2,978)	(214)	(85)

Fair value of plan assets at end of year	$89,972	$93,961	$—	$—
Funded status	$(23,137)	$(11,326)	$(2,203)	$(2,394)
Unrecognized actuarial (gain) loss	2,548	(10,922)	230	413
Unrecognized prior service cost	995	276	—	—

Accrued benefit cost	$(19,594)	$(21,972)	$(1,973)	$(1,981)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$644	$420	$—	$—
Accrued benefit liability	(20,238)	(22,392)	(1,973)	(1,981)
Additional minimum liability	(4,278)	(1,085)	—	—
Intangible asset	995	274	—	—
Accumulated other comprehensive income	3,283	811	—	—

Accrued benefit cost	$(19,594)	$(21,972)	$(1,973)	$(1,981)

        The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $33.1 million, $32.5 million and $22.0 million, respectively, as of December 31, 2001.

        The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the years ended December 31, 2001, 2000 and 1999 are presented below:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 2001	December 31, 2000	December 31, 1999
Components of net periodic benefit cost:
Service cost	$3,486	$3,525	$5,423	$58	$60	$72
Interest cost	7,349	7,256	7,164	148	166	152
Expected return on plan assets	(8,378)	(7,869)	(7,354)	—	—	—
Amortization of prior service cost	84	22	22	—	—	—
Actuarial (gain) loss	(1,671)	(2,493)	84	—	5	24

Net periodic benefit cost	$870	$441	$5,339	$206	$231	$248

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2001, 2000 and 1999 were determined based upon the following assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 2001	December 31, 2000	December 31, 1999
Discount rate	7.25%	7.5%	8.0%	7.25%	7.5%	8.00%
Expected return on plan assets	9.0	9.0%	9.0%	N/A	N/A	N/A
Increase in future compensation	4.5%	4.5%	5.0%	N/A	N/A	N/A

        The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during the years ended December 31, 2001, 2000 and 1999 were $4.8 million, $5.3 million and $4.7 million, respectively.

13. Income taxes

        The Company's provision for income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is comprised of the following:

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands)
Current:
Federal	$(6,641)	$5,046	$16,400
State	99	(1,683)	6,040
Foreign	3,694	540	1,757

Total current	(2,848)	3,903	24,197

Deferred:
Federal	3,404	8,504	16,952
State	(2,375)	1,280	(3,915)
Foreign	(1,798)	(2,762)	(501)

Total deferred	(769)	7,022	12,536

Total income tax expense (benefit)	$(3,617)	$10,925	$36,733

        Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary loss attributable to domestic and foreign operations for the years ended December 31, 2001, 2000 and 1999 was as follows:

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands)
United States	$(21,257)	$28,181	$84,032
Foreign	940	(9,339)	3,371

Income before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary loss	$(20,317)	$18,842	$87,403

        The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for December 31, 2001, 2000 and 1999 because of the effect of the following items:

	Year Ended
	December 31, 2001	December 31, 1999	December 31, 1999
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$(7,111)	$6,595	$30,591
State income tax expense (benefit), net of U.S. federal income tax benefit	(931)	679	2,340
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	1,897	668	725
Distributions on preferred securities of Superior Trust I	(5,377)	(5,300)	(3,760)
Nondeductible goodwill amortization	7,113	7,099	6,649
Change in valuation allowance	—	647	—
Other, net	792	537	188

Provision (benefit) for income taxes	$(3,617)	$10,925	$36,733

        At December 31, 2001, the Company's foreign subsidiaries had $18.6 million in distributable earnings, exclusive of amounts that if remitted in the future, would result in little or no tax under current laws. The Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        Items that result in deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	December 31, 2001	December 31, 2000
Deferred tax assets:
Sale leaseback	$1,875	$1,875
Accruals not currently deductible for tax	11,366	11,114
Pension and post retirement benefits	9,471	10,034
Net operating loss carryforwards	20,521	13,143
Other	5,043	3,549

Total deferred tax assets	48,276	39,715

Deferred tax liabilities:
Inventory reserves	12,511	11,536
Depreciation and amortization	93,833	95,207
Other	6,323	6,661

Total deferred tax liabilities	112,667	113,404

Net deferred income tax liability	$64,391	$73,689

        The Company established a valuation allowance of $0.6 million associated with net operating loss carryforwards of Superior Israel. The valuation allowance was established as it was more likely than not that a portion of the deferred tax assets would not be realized. The net operating loss carryforwards expire beginning in 2018.

14. Restructuring and infrequent and unusual charges

        During the year ended December 31, 2001, the Company recorded infrequent and unusual charges of $5.4 million, which included (i) a $3.1 million charge related to professional and legal fees incurred for corporate debt restructurings and, (ii) a $2.3 million charge related to operational restructuring activities at Superior Israel. During the year ended December 31, 2000, the Company recorded infrequent and unusual charges of $15.0 million, which included (i) a $3.8 million charge related to operational restructuring activities at Superior Israel; (ii) $8.6 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, and (iii) $2.6 million of start-up costs for the Company's Torreon, Mexico magnet wire facility. During the year ended December 31, 1999, the Company recorded unusual charges of $8.4 million, which included (i) $4.4 million in charges associated with the evaluation and termination of a management information system project at Essex, (ii) a $1.3 million charge related to operational restructuring activities at Superior Israel, (iii) $2.2 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities and (iv) $0.5 million of start-up costs for the Company's Torreon, Mexico magnet wire facility.

  Essex

        Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company accrued as part of the Essex Acquisition purchase price a $35.9 million provision, which included $17.9 million of employee termination and relocation cost,

$12.1 million of facility consolidation cost, $3.0 million of management information system project termination costs, and $2.9 million of other exit costs. During 2001, the Company revised its estimate and, as a result, decreased the provision for other exit costs by $0.1 million which was reflected as income in the statement of operations. As of December 31, 2001, $17.8 million, $11.7 million, $3.0 million and $2.7 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

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

        During 1999, Superior Israel recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. The restructuring actions resulted in the elimination of approximately 30 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

        During 2000, Superior Israel recorded a $3.8 million restructuring charge, which included a provision for further consolidation of manufacturing facilities. As of December 31, 2001, $3.8 million has been incurred and paid. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. During the year ended December 31, 2001, Superior Israel recorded a $2.3 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

15. Derivative financial instruments and fair value information

        The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

  Foreign exchange risk management

        The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 2001, the Company had no forward exchange sales contracts, but did have $8.3 million of purchase contracts whose fair value approximated the contract amount. The Company uses foreign currency forward contracts to hedge certain receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivative instruments and are stated at fair value with any gain or loss being recorded immediately in earnings. The underlying receivable or payable is also recorded at fair value resulting in gains or losses that substantially offset the effects of the forward contracts.

  Commodity price risk management

        The cost of copper, the Company's most significant raw material, is subject to volatility. So that the Company may manage the matching of the copper component of customer product pricing with the copper cost component of the inventory shipped, the Company enters into futures contracts as qualifying hedges. At December 31, 2001, the Company had sales contracts for 15.4 million copper pounds, or $10.1 million, with an estimated fair value of $10.8 million. At December 31, 2001, the Company had purchase contracts for 16.7 million copper pounds whose contracts approximated fair value. Changes in the fair value of these contracts are recorded in the consolidated statement of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings.

        In order to hedge the risk associated with the anticipated future liquidation of a LIFO layer created during 2001, the Company entered into certain future contracts that were classified as cash flow hedges. During the second quarter of 2001, the Company determined that the hedge was no longer effective, as the LIFO layer was deemed to be permanent in nature. On July 1, 2001, the Company removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, the Company recorded $1.1 million as a reduction in inventory carrying value and a gain of $0.5 million related to changes in the fair market value of these contracts subsequent to the removal of the hedge designation. The Company has no LIFO layer hedges outstanding at December 31, 2001. The net impact of hedge ineffectiveness for the year ended December 31, 2001 was immaterial.

16. Commitments and contingencies

        Total rent expense under cancelable and noncancelable operating leases was $13.2 million, $13.9 million and $13.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        At December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows:

Year	Amount
(in thousands)
2002	$10,840
2003	10,332
2004	9,399
2005	8,485
2006	7,035
Thereafter	10,255

$56,346

        Approximately 38% of the Company's total labor force is covered by collective bargaining agreements. Contracts covering approximately 14% of the Company's unionized work force are due to expire at various times in 2002. The Company considers relations with its employees to be satisfactory.

        The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

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

        Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex, who had previously refused to defend and indemnify Essex against these lawsuits, was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in defense of these lawsuits, and the insurers have undertaken and are currently defending and, if it should become necessary, indemnifying Essex against such asbestos lawsuits, subject to the terms and limits of their respective policies.

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2001, the Company had forward fixed price purchase commitments for 72.9 million copper pounds (see Note 15).

        At December 31, 2001, the Company had committed $2.2 million to outside vendors for certain capital projects.

        Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control, as defined, such employment agreements provide for severance payments not in excess of three times (or in the case of the chief executive officer up to the number of years remaining in his employment term) annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

17.  Related party transactions

        The Company and Alpine are parties to a services agreement (the "Services Agreement") whereby Alpine has provided during certain periods financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement as amended to date, Superior TeleCom incurred expense of $2.9 million, $3.5 million and $2.7 million during the years ended December 31, 2001, 2000 and 1999, respectively. The Services Agreement currently extends through June 30, 2002 with $1.0 million in payments remaining to be made, but only upon completion by the Company of certain deleveraging transaction events.

        Alpine has entered into a commitment to advance to the Company approximately $3.8 million to be used solely by the Company to make one quarterly cash interest payment on the Senior Subordinated Notes (see Note 7 to the consolidated financial statements). If such commitment is funded, Alpine will be issued subordinated notes in the face amount of the funds advanced with such notes due seven years from the date issued.

        Alpine was issued warrants to acquire 250,000 shares of common stock of the Company at an exercise price of $1.41 per share for granting the unconditional commitment to fund these obligations. If such commitment is funded, Alpine will be issued additional warrants to acquire 2.1 million shares of common stock of the Company at an exercise price of $1.69. Interest on the Alpine notes will be paid in the form of PIK notes for as long as the debt under the Credit Agreement remains outstanding. The interest rate on the Alpine notes will fluctuate (based on certain conditions) from the lesser of the applicable rate of interest in respect of the Superior Senior Subordinated Notes or the rate of 15% per annum.

        Prepaid amounts under the Services Agreement amounted to $1.0 million at December 31, 2001, which is included in other current assets. The Company also had a payable due to Alpine of $0.5 million at December 31, 2000, which is included in accrued expenses in the consolidated balance sheets.

18. Business segments and foreign operations

        The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) all of Superior Israel's products. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands)
Net sales (a):
Communications (b)	$726,768	$848,099	$755,225
OEM	533,634	613,382	594,716
Electrical	486,900	587,567	686,791

	$1,747,302	$2,049,048	$2,036,732

Depreciation and amortization expense:
Communications	$21,864	$20,240	$18,036
OEM	11,921	9,287	10,333
Electrical	9,945	7,560	6,534
Corporate and other	2,462	4,885	4,281
Amortization of goodwill	21,057	20,959	19,629

	$67,249	$62,931	$58,813

Operating income (loss):
Communications	$100,627	$120,071	$131,675
OEM	48,791	75,839	82,633
Electrical	(4,074)	6,797	36,962
Corporate and other	(25,468)	(19,016)	(18,210)
Infrequent and unusual charges	(5,358)	(14,961)	(8,431)
Amortization of goodwill	(21,057)	(20,959)	(19,629)

	$93,461	$147,771	$205,000

Total assets:
Communications	$482,886	$544,561	$510,537
OEM	294,674	302,690	278,878
Electrical	256,370	271,831	324,788
Corporate and other	842,009	873,232	886,151

	$1,875,939	$1,992,314	$2,000,354

18. Business segments and foreign operations (Continued)

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands)
Capital expenditures:
Communications	$16,741	$33,552	$26,306
OEM	5,352	35,363	24,972
Electrical	2,655	6,564	10,562
Corporate and other	2,516	2,860	10,397

	$27,264	$78,339	$72,237

(a)
No customer accounted for more than 10% of net sales for the years ended December 31, 2001, 2000 and 1999.

(b)
Net sales to the RBOCs and major independent telephone companies accounted for 40% of the Communication Group sales for the year ended December 31, 2001. Superior Israel net sales represent 17% of the Communications Group sales for the year ended December 31, 2001.

  Two customers accounted for 15% and 11% of the Communications Group net sales for the year ended December 31, 2001. Two customers accounted for 14% and 14% of the Communications Group net sales for the year ended December 31, 2000. Three customers accounted for 12%, 13% and 13% of the Communications Group net sales for the year ended December 31, 1999.

        The following provides information about domestic and foreign operations for the years ended December 31, 2001, 2000 and 1999.

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands)
Net sales:
United States	$1,542,742	$1,818,510	$1,825,709
Canada	41,964	48,664	36,990
Israel	125,868	139,363	128,380
United Kingdom	36,728	42,511	45,653

	$1,747,302	$2,049,048	$2,036,732

Long-lived assets:
United States	$374,266	$392,598	$397,595
Canada	10,452	11,944	13,431
Israel	64,190	75,453	74,093
United Kingdom	10,809	12,189	14,093
Mexico	49,051	46,881	14,702

	$508,768	$539,065	$513,914

19. Quarterly financial information (unaudited)

        Selected unaudited quarterly data is presented below:

	2001
	Quarter Ended
					Year Ended December 31
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$478,316	$486,847	$420,306	$361,833	$1,747,302
Gross profit	77,579	78,468	70,177	49,669	275,893
Infrequent and unusual charges	823	202	—	4,333	5,358
Operating income	31,713	32,575	28,774	399	93,461
Loss before extraordinary item	(4,202)	(2,347)	(3,925)	(19,158)	(29,632)
Net loss	$(4,202)	$(2,347)	$(3,925)	$(22,029)	$(32,503)

Loss before extraordinary item per basic share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(0.92)	$(1.44)

Loss before extraordinary item per diluted share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(0.92)	$(1.44)

Net loss per basic share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(1.06)	$(1.58)

Net loss per diluted share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(1.06)	$(1.58)

	2000
	Quarter Ended
					Year Ended December 31
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$497,896	$550,086	$507,223	$493,843	$2,049,048
Gross profit	85,622	98,695	80,325	75,486	340,128
Infrequent and unusual charges	5,856	2,956	3,915	2,234	14,961
Operating income	36,537	51,515	32,694	27,025	147,771
Net income (loss)	$381	$8,456	$(1,585)	$(9,392)	$(2,140)

Net income (loss) per basic share of common stock(a)	$0.02	$0.42	$(0.08)	$(0.46)	$(0.11)

Net income (loss) per diluted share of common stock(a)	$0.02	$0.42	$(0.08)	$(0.46)	$(0.11)

(a)
Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income per share for the four quarterly periods may not equal the net income per share for the twelve-month period.

20. Subsequent events

        During March 2002, the Company closed its manufacturing facility in Elizabethtown, Kentucky in response to continued weak demand for the Company's Communications cable products. This closure will eliminate certain fixed and variable costs associated with this facility and allow the Company to achieve cost efficiencies associated with redistributing its production to its remaining facilities. The Company expects to incur approximately $10 to $20 million in costs associated with the closure. As required by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", certain costs must be expensed as incurred. The majority of the costs related to the facility closure will be recorded during the first quarter of 2002 in accordance with the authoritative literature.

        As discussed in Note 7, the Company entered into an amendment to the Credit Agreement on March 28, 2002.

Report of Independent Public Accountants

To Superior TeleCom Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Superior TeleCom Inc. and subsidiaries included in this annual report on Form 10-K and have issued our report thereon dated February 18, 2002 (except with respect to the matters discussed in Notes 1, 6, 7 and 20, as to which the date is March 28, 2002). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
February 18, 2002

SUPERIOR TELECOM INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001 and 2000

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2001:
Allowance for restructuring activities	2,326	194	—		(1,912	)(a)	608
Allowance for doubtful accounts	4,998	2,820	1,658	(d)	(1,085	)(b)	8,391
2000:
Allowance for restructuring activities	14,326	2,085	—		(14,085	)(a)	2,326
Allowance for doubtful accounts	3,193	2,490	—		(685	)(b)	4,998
1999:
Allowance for restructuring activities	35,969	1,321	6,231	(c)	(29,195	)(a)	14,326

  (a)
  Payments for restructuring liabilities

  (b)
  Write-offs net of recoveries

  (c)
  Accrued as a component of acquisition purchase price

  (d)
  Reclassified from other accounts

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SUPERIOR TELECOM INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPERIOR TELECOM INC. AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2001 and 2000 (in thousands)