Form 10-K/A
period 2001-12-31
SUPERIOR TELECOM INC
filed 2002-04-30
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        At April 24, 2002, the registrant had 21,343,476 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on such date was approximately $8.9 million based on the closing price of $0.89 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        On April 3, 2001, the Board increased the number of directors from five to eight and appointed Kenneth G. Byers, Jr., John C. Jansing and James R. Kanely to fill the vacancies. The terms of all the directors of Superior TeleCom Inc. (the "Company" or "Superior TeleCom") expire at each annual meeting of stockholders.

Name	Age	Year First Elected Director	Position with the Company and Other Business Experience
Kenneth G. Byers, Jr.	58	2001
			President and sole shareholder of Byers Engineering Company, a telecommunications technical services and software firm, since 1971. A director of The Alpine Group, Inc., the Company's principal stockholder ("Alpine").
Eugene P. Connell	63	1996
			President of ISC, a call center consulting service, since January 2000. Chairman of Golden Triangle Online, Inc., an Internet service provider, since November 1998. Chairman of Lynch Interactive Corporation, an owner and operator of independent telephone companies throughout the United States, from June 1996 to May 1998. From January 1996 to June 1996, Vice President—Global Markets Integration of NYNEX Corporation.
Steven S. Elbaum	53	1996
			Chairman of the Board of Directors and Chief Executive Officer of the Company since 1996. Chairman of the Board of Directors and Chief Executive Officer of Alpine since 1984. Chairman of the Board of Directors of Superior Cables Limited (formerly known as Cables of Zion United Works, Ltd.), an Israel-based, publicly traded wire and cable manufacturer and the Company's majority owned subsidiary. Chairman of the Board of Directors of Spherion Corporation, a provider of value added staffing and health care services. A director of Vestaur Securities, Inc., an investment company.
John C. Jansing	76	2001	Private investor. A director of Vestaur Securities, Inc. and former director of 14 Lord Abbett mutual funds. A director of Alpine.
James R. Kanely	60	2001	Private investor. A director of Alpine.

Robert J. Levenson	60	1996
			A Managing Member of Lenox Capital Group, L.L.C., a private venture capital company. Former Executive Vice President of First Data Corp., a provider of electronic payment processing services, from May 1993 through May 2000. Director of First Data Corp., Vestcom International Inc., a provider of business communications solutions and marketing support services, and Emisphere Technologies, Inc., a biopharmaceutical company.
Bragi F. Schut	61	1996	Executive Vice President of Alpine from 1986 until his retirement in February 2002. A director of Alpine and Superior Cables Limited.
Charles Y.C. Tse	76	1996	Former Vice-Chairman and President of the international operations of Warner Lambert Company, a pharmaceutical and consumer products company.

Executive Officers

        Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board of Directors.

Name	Age	Position with the Company and Other Business Experience
Steven S. Elbaum	53
		Chairman of the Board of Directors and Chief Executive Officer of the Company since 1996. Chairman of the Board of Directors and Chief Executive Officer of Alpine since 1984. Chairman of the Board of Directors of Superior Cables Limited.
Stephen C. Knup	59
		President and Chief Operating Officer of the Company since January 2001. Senior Vice President of Alpine from March 1999 through December 2000. Executive Vice President and Chief Financial Officer of MG North America Holdings, Inc., a U.S. subsidiary of Metallgesellschaft AG, from December 1994 through February 1999.
David S. Aldridge	47	Chief Financial Officer and Treasurer of the Company since 1996. Chief Financial Officer of Alpine since November 1993 and Treasurer of Alpine from January 1994 through April 2001.

Justin F. Deedy, Jr.	46
		Executive Vice President of the Company and President of the Company's Communications Group since June 1999. Senior Vice President from July 1996 to June 1999 and President of the Company's wholly-owned subsidiary, Superior Telecommunications Inc. ("STI"), from July 1993 to December 1999, when STI was merged with and into another wholly-owned subsidiary of the Company as part of an internal reorganization. A director of Superior Cables Limited.
Harold M. Karp	45	President of the Electrical Group of the Company since January 2001. Senior Vice President—Operations of the Company's Communications Group from October 1996 through December 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2001, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements, except that Alpine failed to file on a timely basis one report required by Section 16(a) of the Exchange Act relating to the Company's issuance to Alpine of the warrant to purchase 200,000 shares of common stock, par value $.01 per share, of the Company ("Superior Common Stock") described under "Item 13. Certain Relationships and Related Transactions."

Item 11. Executive Compensation.

        The following table sets forth certain information during the years ended December 31, 2001, 2000 and 1999 with respect to compensation earned by or paid to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation		Restricted Stock		Option Shares(6)		Other
Steven S. Elbaum Chairman and Chief Executive Officer	2001 2000 1999	$725,000 175,000 175,000					$962,500	(5)	1,250,000 170,044	(7)	$12,941	(8)
Stephen C. Knup President and Chief Operating Officer	2001 2000 1999	$425,000					$550,000	(5)	500,000 7,000		$20,379	(8)
David S. Aldridge (9) Chief Financial Officer	2001 2000 1999	$290,000					$275,000	(5)	250,000 23,709	(7)	$2,062	(8)
Justin F. Deedy, Jr. Executive Vice President of the Company and President of the Communications Group	2001 2000 1999	$278,892 269,200 253,517	$88,000 388,000	(2) (2)	$18,150 31,200	(3) (4)	$190,143 106,771 131,995	(5) (5) (5)	230,476 31,173 53,597	(7)	$24,860 35,306 47,941	(8) (8) (8)
Harold M. Karp President of Electrical Group	2001 2000 1999	$250,000 163,525 149,429	33,600 80,171				$82,500	(5)	150,000		$72,904 8,843 6,956	(8) (8) (8)

(1)
The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during the applicable period.

(2)
Includes annual cash incentive bonus payments awarded pursuant to the Company's annual cash incentive bonus program and discretionary cash bonuses determined by the Executive Compensation and Organization Committee of the Board (the "Compensation Committee").

(3)
Represents the contractual forgiveness of a loan to Mr. Deedy for certain fringe benefits.

(4)
Payments pursuant to Mr. Deedy's employment agreement for federal tax consequences upon vesting of certain restricted stock grants.

(5)
Based on (i) the closing prices of $12.813 and $16.99 of the Superior Common Stock on April 10, 2000 and March 25, 1999, respectively, the dates on which such restricted stock grants were made to Mr. Deedy by the Company, and (ii) the closing price of $2.75 of the Superior Common Stock on January 2, 2001, the date on which such restricted stock grants were made to each of the named executive officers by the Company. The 8,333 and 7,769 shares of restricted stock granted to Mr. Deedy on April 10, 2000 and March 25, 1999, respectively, represent a portion of Mr. Deedy's discretionary annual bonus which in the past had been paid in cash, and which the Compensation Committee automatically deferred to the Company's Deferred Stock Account Plan; such restricted stock vests on the respective second anniversary date of each grant and will be distributed from the Deferred Stock Account Plan at the end of the five-year deferral period elected by Mr. Deedy in accordance with the terms of the plan. Under the Deferred Stock Account Plan, with respect to the 2000 and 1999 grants, Mr. Deedy is entitled to a matching contribution in shares of Superior Common Stock equal to 25% of the shares that are deferred for a three-year period and an additional 25% of the shares that are deferred for the full five-year period. The shares of restricted stock granted to all of the named executive officers on January 2, 2001 vest on each of the first, second and third anniversaries of the date of grant in installments of 25%, 25% and 50%.

         The following table presents the number of shares of restricted stock awarded to the executive officers named above on each of the aforementioned dates, the total number of shares of such restricted stock granted to such officers as of December 31,

  2001 and the aggregate value of such restricted stock, based on the closing price of $1.14 of the Superior Common Stock on December 31, 2001.

Name	March 25, 1999	April 10, 2000	January 2, 2001	Total Shares of Restricted Stock Granted as of December 31, 2001	Aggregate Value of Restricted Stock as of December 31, 2001
Steven S. Elbaum	—	—	350,000	350,000	$399,000
Stephen C. Knup	—	—	200,000	200,000	228,000
David S. Aldridge	—	—	100,000	100,000	114,000
Justin F. Deedy, Jr.	7,769	8,333	69,143	85,245	97,179
Harold M. Karp	—	—	30,000	30,000	34,200

(6)
Does not include options to purchase Superior Common Stock owned by Alpine and granted by Alpine to such individuals in their capacity as employees of Alpine or options to purchase shares of common stock, par value $.10 per share, of Alpine ("Alpine Common Stock") granted by Alpine to such individuals in their capacity as employees of Alpine.

(7)
Includes, in the case of Messrs. Elbaum, Aldridge and Deedy, grants of replacement options to purchase 572,388, 104,178 and 230,476 shares, respectively, as more fully described under "Stock Option Grants During Year Ended December 31, 2001" below.

(8)
The amounts set forth include (i) matching contributions made by the Company under defined contribution plans of its subsidiaries, (ii) medical reimbursement and reimbursement for medical premiums, (iii) automobile allowance and (iv) relocation allowance.

(9)
Mr. Aldridge serves as Chief Financial Officer of the Company. He was previously employed by Alpine and, effective as of January 1, 2001, he became an employee of the Company as described under "Employment Agreements." Alpine has been reimbursed by the Company for his services through a services agreement as described under "Item 13. Certain Relationships and Related Transactions."

STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001

        The following table presents information with respect to executive officers who were granted stock options by the Company during the year ended December 31, 2001.

						Potential Realizable Value (at assumed annual rates of stock price appreciation for option term)
	Number of Securities Underlying Options Granted (1)		Percent of Total Options Granted to Employees in 2001
Name				Exercise Price ($/sh)	Expiration Date
						5%	10%
Steven S. Elbaum	1,250,000	(2)	32.0%	2.75	1/2/2011	$2,161,825	$5,478,490
Stephen C. Knup	500,000		12.8%	2.75	1/2/2011	$864,730	$2,191,396
David S. Aldridge	250,000	(2)	6.4%	2.75	1/2/2011	$432,365	$1,095,698
Justin F. Deedy, Jr.	230,476	(2)	5.9%	2.75	1/2/2011	$398,599	$1,010,128
Harold M. Karp	150,000		3.8%	2.75	1/2/2011	$259,419	$657,419

(1)
Does not include options to purchase Superior Common Stock owned by Alpine and granted by Alpine to such individuals in their capacity as employees of Alpine or options to purchase Alpine Common Stock granted by Alpine to such individuals in their capacity as employees of Alpine.

(2)
Stock options (whether vested or unvested) granted prior to January 2, 2001 and for which the exercise price exceeded $2.75, the closing price of the Superior Common Stock on January 2, 2001, were cancelled in exchange for the grant of a replacement stock option to purchase the same number of shares of Superior Common Stock underlying the cancelled stock option. During the year ended December 31, 2001, Mr. Elbaum received a grant of stock options to purchase 677,612 shares of Superior Common Stock and a replacement stock option grant to purchase 572,388 shares of Superior Common Stock, Mr. Aldridge received a grant of stock options to purchase 145,822 shares of Superior Common Stock and a replacement stock option to purchase 104,178 shares of Superior Common Stock and Mr. Deedy received a replacement stock option grant to purchase 230,476 shares of Superior Common Stock. Each replacement stock option is subject to a right of repurchase by the Company, which entitles the Company to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right expires on July 1, 2002.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

        The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2001 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2001:

	Exercises During 2001		Number of Shares Underlying Unexercised Options(1)		Value of Unexercised In-the-Money Options(2)
Name	Shares Acquired on Exercise	Realized Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven S. Elbaum	—	—	—	1,250,000	—	—
Stephen C. Knup	—	—	2,333	504,667	—	—
David S. Aldridge	—	—	—	250,000	—	—
Justin F. Deedy, Jr.	—	—	—	230,476	—	—
Harold M. Karp	—	—	—	150,000	—	—

(1)
Does not include options to purchase Superior Common Stock owned by Alpine and granted by Alpine to such individuals in their capacity as employees of Alpine or options to purchase Alpine Common Stock granted by Alpine to such individuals in their capacity as employees of Alpine.

(2)
Based on the closing price of $1.14 of the Superior Common Stock on December 31, 2001.

Compensation of Directors

        The Compensation Committee, at its regular meeting held on July 17, 2001, considered recommendations submitted by the outside compensation consultants, Frederick W. Cook and Co., and resolved to recommend to the full Board of the Company changes to the existing non-employee director compensation program. These recommendations were adopted by unanimous written consent by the Board of Directors of the Company effective as of July 1, 2001.

        Annual retainer of the Company for directors who are not employees of the Company or otherwise compensated by the Company was increased from $20,000 to $30,000, together with expenses of attendance. The non-employee directors of the Company also receive $1,500 for each meeting of the Board or of a committee of the Board attended. Non-employee directors who chair committees of the Board of Directors will receive an additional annual fee of $3,000.

        Under the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 1, 2001 (the "Stock Compensation Plan"), non-employee directors of the Company automatically receive 50% of the annual retainer in either deferred stock or stock options, as elected by the non-employee director, although for the year ended December 31, 2001 no portion of the annual retainer was payable in stock options. Each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer in excess of 50% of the annual retainer in the form of deferred stock or stock options instead of in cash.

        Shares to be issued under the Stock Compensation Plan are made available only from issued shares of Common Stock reacquired by the Company and held in treasury until such time as the Stock Compensation Plan may be approved by the stockholders of the Company. The Stock Compensation Plan is administered and interpreted by the Board.

        Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant. Awards of stock options granted under the Stock Compensation Plan after July 1, 2001 will vest on the six month anniversary of the date of grant; or if earlier, upon (i) a non-employee director's death; (ii) a non-employee director's failure to stand for re-election or the failure to be reelected after attaining age 65; (iii) a non-employee director's voluntary resignation; and (iv) a change in control, as defined in the Stock Compensation Plan.

        Deferred stock will be deferred year to year until a non-employee director's termination of directorship, unless the non-employee director elects to be paid his or her deferred stock account sooner upon at least six months' notice.

        Non-employee directors were provided a one-time opportunity to elect to cancel outstanding awards of unvested restricted stock granted prior to July 1, 2001 in exchange for shares of deferred stock.

        Non-employee directors of the Company will continue to receive annual nondiscretionary grants of nonqualified stock options under the 1996 Stock Incentive Plan as follows: (i) options to purchase 15,000 shares of Superior Common Stock on the date the non-employee director begins service as a director on the Board and (ii) options to purchase 7,500 shares of Superior Common Stock upon each anniversary of the date on which the non-employee director began service as a director on the Board. Stock options granted under the 1996 Stock Incentive Plan vest as to one-third of the shares of Superior Common Stock on each of the three anniversaries following the date of grant (provided that the non-employee director continuously serves as a director of the Company on each vesting date) or, if earlier, upon a change in control, a non-employee director's death or a non-employee director's failure to stand for reelection or the failure to be reelected after attaining age 65.

        Effective as of January 2, 2001, the Board approved the Director Stock Option Restructuring Program under the 1996 Stock Incentive Plan. Under the program, non-employee director's were able to elect to cancel all of their outstanding stock options (whether vested or unvested) granted prior to January 2, 2001 and for which the exercise price exceeded $2.75, the closing price of the Superior Common Stock on January 2, 2001, in exchange for the grant of a replacement stock option to purchase 90% of the number of shares of Superior Common Stock underlying the cancelled stock option. The replacement stock option has an exercise price equal to $2.75, the fair market value of the Company's common stock on January 2, 2001 and will vest as to one-third of the shares of Superior Common Stock subject to such option on each of the first three anniversaries of the date of grant, provided that the non-employee director continuously serves as a director of the Company on each vesting date. Vesting of the replacement stock options may be accelerated upon the occurrence of certain events. The replacement stock option is subject to a right of repurchase by the Company, which entitles the Company to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right expires on July 1, 2002.

Employment Agreements

        Reflecting the Company's desire to put in place a focused and highly motivated management that is directly employed by the Company, the Company restructured its management in early 2001. In connection with this management restructuring, the Company and/or STI entered into an amended and restated employment agreement with Mr. Elbaum and employment agreements with Messrs. Knup, Aldridge and Karp.

        Effective as of January 1, 2001, the Company and STI entered into an amended and restated employment agreement with Mr. Elbaum to reflect the Company's desire that Mr. Elbaum shift his time and focus to a substantially full time commitment to the Company, although Mr. Elbaum will continue to serve as Chairman and Chief Executive Officer of Alpine. Pursuant to this agreement, Mr. Elbaum serves as Chairman of the Board and Chief Executive Officer of the Company at a base salary of $725,000, as adjusted annually for increases in the consumer price index. The agreement also provides for an annual fiscal year bonus based on the incentive plan for senior management and for certain other benefits, including incentive, savings and retirement plans, fringe benefits and medical, dental and other insurance benefits.

        Mr. Elbaum's employment agreement is for an initial three year term, unless the agreement is sooner terminated in accordance with its terms. On the first anniversary of the effective date of the amended and restated employment agreement and on each succeeding anniversary thereof, the term automatically extends for successive additional one year periods, unless the agreement is otherwise terminated in accordance with its terms. The agreement may be terminated upon the occurrence of any of the following events: (i) notification by Mr. Elbaum or the Company to the other that he or it desires to terminate the employment agreement; (ii) the death or disability of Mr. Elbaum; (iii) termination by the Company without "cause" or for "cause"; or (iv) termination by Mr. Elbaum for "good reason." Generally, if Mr. Elbaum terminates his employment for good reason, or the Company terminates his employment without cause, Mr. Elbaum is entitled to receive a severance payment equal to his base salary and his annual bonus (or, if his termination occurs during the first year of the employment term, the bonus will be deemed to be $500,000 if greater than the actual bonus), multiplied by the number of years or partial years remaining in the employment term.

        If Mr. Elbaum terminates his employment for good reason or the Company terminates his employment without cause at any time during the period commencing six months prior to a change in control and ending on the third anniversary of a change in control, then Mr. Elbaum is entitled to receive a severance payment equal to four times the sum of his annual salary and the greater of the highest annual bonus paid to him during the three full fiscal years prior to the change in control or $1,000,000 plus certain other benefits described in the employment agreement. Mr. Elbaum is also entitled to receive the amounts specified in the preceding sentence if he terminates his employment for good reason at any time on account of the Company's failure to appoint him to the Board or his removal from the Board.

        In the event of termination of employment under other circumstances, including on account of death or disability, Mr. Elbaum, is entitled to varying benefits described in the employment agreement.

        Mr. Elbaum received a grant of stock options on January 1, 2001 to purchase 677,612 shares of Common Stock under the 1996 Stock Incentive Plan and an initial grant of 350,000 shares of restricted stock on January 2, 2001. Mr. Elbaum also received a replacement stock option grant of 572,388 shares of Common Stock on January 1, 2001 in exchange for the cancellation of certain outstanding stock options.

        Effective as of January 1, 2001, the Company and STI also entered into employment agreements with Messrs. Knup and Aldridge providing for their serving as President and Chief Operating Officer of the Company and Senior Vice President and Chief Financial Officer of the Company, respectively. In addition, effective as of January 1, 2001, STI entered into an employment agreement with Mr. Karp providing for his service as President of the Electrical Group of the Company. The employment agreements provide that the executives will receive a base salary of $425,000, $290,000 and $250,000, respectively, as adjusted annually for increases in the consumer price index. The agreements also provide for an annual fiscal year bonus based on the incentive plan for senior management and provides for certain other benefits, including a retirement plan, fringe benefits and medical, dental and other insurance benefits.

        Messrs. Knup, Aldridge and Karp received a grant of stock options to purchase 500,000, 145,822 and 150,000 shares of Superior Common Stock, respectively, under the 1996 Stock Incentive Plan, subject to stockholder approval of an amendment to increase the number of shares of Superior Common Stock available for stock option awards, and an initial grant of 200,000, 100,000 and 30,000 shares of restricted Superior Common Stock on January 2, 2001. Mr. Aldridge also received a replacement stock option grant of 104,178 shares of Superior Common Stock on January 2, 2001 in exchange for the cancellation of certain outstanding stock options.

        The employment agreements for Messrs. Knup, Aldridge and Karp are for a term ending upon the occurrence of any of the following events: (i) notification by the executive or the Company to the other that he or it desires to terminate the employment agreement; (ii) death or disability of the executive; (iii) termination by the Company without "cause" or for "cause"; or (iv) termination by the executive for "good reason". Generally, if the executive terminates his employment for "good reason" or the Company terminates his employment without cause, the executive is entitled to receive a severance payment equal to one and one-half times his annual salary and bonus for the prior year (one times, in the case of Mr. Karp). In the event of termination of employment under other circumstances, including a "change in control" of the Company or Alpine (as defined in the employment agreement) for Messrs. Knup and Aldridge or a change in control of the Company or a "divisional change in control" (as defined in the employment agreement) for Mr. Karp, the executives are entitled to varying benefits described in the employment agreement.

        The Company has assumed the obligations of its wholly-owned subsidiary, STI, under an employment agreement with Mr. Deedy providing for his employment by the Company at a current annual base salary of $278,892, as adjusted annually for increases in the Consumer Price Index, plus an annual performance-based bonus. The agreement may be terminated by either party on notice, for cause by the Company or upon the occurrence of certain other events. The agreement contains certain provisions relating to compensation upon his termination, including termination following a change in control. In addition, the agreement provides for certain other benefits, including medical, dental and other insurance benefits.

        During the year ended December 31, 2001, Mr. Deedy participated in Alpine's Senior Executive Retirement Plan ("SERP"), an unfunded defined benefit plan. Under the SERP, Mr. Deedy will be entitled to an annual retirement benefit upon reaching age 65 equal to 2.5% times his years of credited service (up to a maximum of 20 years), multiplied by his highest average cash compensation during any three consecutive years during the final five years of his employment, less primary social security benefits and certain other retirement benefits paid by Alpine, the Company and certain other employers. As of December 31, 2001, the estimated years of credited service for Mr. Deedy was 17 years.

Compensation Committee Interlocks and Insider Participation

        Messrs. Connell, Elbaum and Levenson served on the Compensation Committee during the year ended December 31, 2001. There were no compensation committee interlocks or insider (employee) participation during such period.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table contains information as of April 8, 2002 regarding the number of shares of Superior Common Stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% thereof, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly-filed documents with the Securities and Exchange Commission. All references herein to shares of Superior Common Stock and to per share information have been adjusted to reflect a five-for-four stock split effected by the Company on February 2, 1998 and again on February 3, 1999, and a 3% stock dividend issued by the Company on February 11, 2000.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
The Alpine Group, Inc.	10,660,371	(2)	49.5
Steven S. Elbaum	11,505,632	(3)	52.3
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	2,482,919	(4)	11.6
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,437,117	(5)	6.7
Stephen C. Knup	372,363	(6)	1.7
David S. Aldridge	200,967	(7)	*
Justin F. Deedy, Jr.	163,105	(8)	*
Harold C. Karp	80,542	(9)	*
Bragi F. Schut	72,949	(10)	*
Robert J. Levenson	50,099	(11)	*
Charles Y.C. Tse	37,224	(12)	*
Eugene P. Connell	33,329	(13)	*
Kenneth G. Byers, Jr.	31,145	(14)	*
John C. Jansing	26,891	(15)	*
James R. Kanely	19,596	(16)	*
All directors and executive officers as a group	12,482,725	(17)	55.7

*
Less than 1%

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Superior TeleCom Inc., One Meadowlands Plaza, Suite 200, East Rutherford, New Jersey 07073.

(2)
Includes warrants to purchase 200,000 shares of Superior Common Stock. See "Item 13. Certain Relationships and Related Transactions."

(3)
Includes 10,660,371 shares of Superior Common Stock beneficially owned by Alpine, including warrants to purchase 200,000 shares of Superior Common Stock. Mr. Elbaum may be deemed to be the beneficial owner of such shares by virtue of his position as Chairman of the Board and Chief Executive Officer of Alpine and his beneficial ownership of 20.6% of the Alpine Common Stock. Also includes (i) options to purchase 54,294 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Elbaum as an employee of Alpine, (ii) 350,000 shares of restricted stock, (iii) 416,666 shares issuable upon exercise of certain stock options and (iv) 78,595 shares of restricted stock credited to the accounts of certain other officers and employees of Superior TeleCom under Superior TeleCom's Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(4)
Based upon information provided to the Company by the State of Wisconsin Investment Board.

(5)
Based upon information provided to the Company by Dimensional Fund Advisors Inc., which, in its role as investment advisor and investment manager, possessed both investment and voting power over such shares as of December 31, 2001.

(6)
Includes (i) 412 shares held in joint name with Mr. Knup's wife, (ii) 618 shares held in trust for the benefit of Mr. Knup's minor children, as to which shares Mr. Knup disclaims beneficial ownership, (iii) 171,333 shares issuable upon exercise of certain stock options and (iv) 200,000 shares of restricted stock.

(7)
Includes (i) 83,333 shares issuable upon exercise of certain stock options and (ii) 100,000 shares of restricted stock. Also includes options to purchase 17,634 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Aldridge as an employee of Alpine.

(8)
Includes (i) 16,102 shares of restricted stock which have been credited to Mr. Deedy's account under the Company's Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares, (ii) 76,825 shares issuable upon exercise of certain stock options, and (iii) 69,143 shares of restricted stock.

(9)
Includes (i) 50,000 shares issuable upon exercise of certain stock options and (ii) 30,000 shares of restricted stock.

(10)
Includes (i) options to purchase 23,087 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Schut as an employee of Alpine, (ii) 30,473 shares issuable upon exercise of certain stock options, (iii) 16,515 shares credited to Mr. Schut's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors and (iv) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware statutory business trust in which Superior TeleCom owns all the common equity interests.

(11)
Includes (i) 22,748 shares issuable upon exercise of certain stock options and (ii) 11,258 shares credited to Mr. Levenson's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.

(12)
Includes (i) 22,748 shares issuable upon exercise of certain stock options and (ii) 11,258 shares credited to Mr. Tse's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.

(13)
Includes (i) 24,922 shares issuable upon exercise of certain stock options and (ii) 7,378 shares credited to Mr. Connell's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.

(14)
Shares issuable upon exercise of certain stock options.

(15)
Includes (i) 8,047 shares issuable upon exercise of certain stock options and (ii) 18,844 shares credited to Mr. Jansing's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.

(16)
Shares issuable upon exercise of certain stock options.

(17)
Includes (i) 10,660,371 shares of Superior Common Stock beneficially owned by Alpine, including warrants to purchase 200,000 shares of Superior Common Stock, (ii) 1,052,851 shares issuable upon exercise of certain options, including options to purchase 95,015 shares of Superior Common Stock owned by Alpine, (iii) 827,738 shares of restricted stock, (iv) 65,253 shares of deferred stock and (v) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I.

Item 13. Certain Relationships and Related Transactions

        On October 2, 1996, at the time of Superior TeleCom's initial public offering, Alpine entered into an agreement (as amended and extended to date, the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, Alpine provides management and other services to Superior TeleCom. In exchange for such services, Superior TeleCom pays Alpine a per annum fee plus reimbursement of costs and expenses incurred in connection with Alpine's provision of such services. Effective September 1, 2000, the per annum fee was increased from $2.7 million to $5.0 million. The Services Agreement was further amended effective January 1, 2001 to provide for a reduction in the per annum fee from $5.0 million to $4.0 million for the period from January 1, 2001 through June 30, 2002 and to provide for an additional fee of $1.0 million to be accrued and paid at such time as Superior TeleCom makes a $175 million term loan prepayment from proceeds of a major asset divesture or equity transaction. The annual fee under the Services Agreement is estimated to reflect commercially reasonable costs for the services provided. The term of the Services Agreement expires on June 30, 2002.

        In December 2001, Alpine, Superior TeleCom and STI entered into a reimbursement agreement pursuant to which Alpine committed to advance on behalf of STI approximately $3.8 million to be used solely to pay one quarterly cash interest payment on STI's senior subordinated notes. If such commitment is drawn upon, Alpine will be issued junior subordinated PIK notes in the face amount of the funds drawn due seven years from the date issued. Interest on these notes will be paid in the form of additional junior subordinated PIK notes for as long as the indebtedness arising under STI's senior credit agreement remains outstanding. STI issued to Alpine a junior subordinated PIK note in the original principal amount of $93,913 as part of the consideration for Alpine's commitment. As additional consideration, Superior TeleCom also issued Alpine warrants to purchase 200,000 shares of Superior Common Stock at an exercise price of $1.41 per share, and is obligated to issue Alpine warrants to purchase an additional 50,000 shares of Superior Common Stock at the same exercise price upon obtaining requisite stockholder approval of such issuance. In addition, if the commitment is actually drawn upon, Alpine will be issued, subject to obtaining requisite stockholder approval of such issuance, additional warrants to purchase up to 2.1 million shares of Superior Common Stock; the first 900,000 warrants would be at an exercise price of $1.41, with the remainder at an exercise price of $1.69.

        Alpine owns one-eighth of an interest in each of two aircraft pursuant to an arrangement with Raytheon Travel Air Company. For the year ended December 31, 2001, the Company paid to Alpine $86,008 in maintenance fees and $125,881 in usage fees, which amounts represent the maintenance and usage fees allocable to the Company's usage of the aircraft.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2002

SUPERIOR TELECOM INC.
By:	/s/ STEVEN S. ELBAUM Steven S. Elbaum Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 30, 2002
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 30, 2002
/s/ KENNETH G. BYERS, JR. Kenneth G. Byers, Jr.	Director	April 30, 2002
/s/ EUGENE P. CONNELL Eugene P. Connell	Director	April 30, 2002
/s/ JOHN C. JANSING John C. Jansing	Director	April 30, 2002
/s/ JAMES R. KANELY James R. Kanely	Director	April 30, 2002
/s/ ROBERT J. LEVENSON Robert J. Levenson	Director	April 30, 2002

/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 30, 2002
/s/ CHARLES Y. C. TSE Charles Y. C. Tse	Director	April 30, 2002

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001
AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
SIGNATURES