Form 10-Q
period 2002-03-31
SUPERIOR TELECOM INC
filed 2002-05-15
CIK 1019285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number  1-12261

SUPERIOR TELECOM INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2248978
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Meadowlands Plaza
East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip code)

201-549-4400

Registrant’s telephone number, including area code

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No   ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2002
Common Stock, $.01 Par Value	21,361,623

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE THE COMPANY DETERMINED IT WAS UNABLE TO OBTAIN SUCH A REVIEW FROM THE COMPANY’S CURRENT AUDITOR, ARTHUR ANDERSEN LLP.  SEE “INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS” IN THIS FILING FOR MORE INFORMATION.

PART I.    FINANCIAL INFORMATION

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed by the Company’s independent auditors in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because the Company determined it was unable to obtain such a review from its current auditors, Arthur Andersen LLP.

On May 8 , 2002, the Company, based on the recommendation of the Audit Committee of the Company’s Board of Directors, terminated the engagement of Arthur Andersen LLP as the Company’s independent auditors.  Subject to the recommendation of the Audit Committee of the Company’s Board of Directors, the Company will retain new independent auditors, which will review the financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 10-01(d).

No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, cash flows and changes in stockholders’ equity of Superior TeleCom Inc. and its majority-owned subsidiaries for the quarterly period ended March 31, 2002.

ITEM 1.                  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made.  Results for the interim periods are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,109	$19,311
Accounts receivable (less allowance for doubtful accounts of $8,487 and $8,391 at March 31, 2002 and December 31, 2001 respectively)	231,758	201,376
Inventories	242,366	263,210
Other current assets	41,370	36,844
Total current assets	520,603	520,741
Property, plant and equipment, net	487,254	508,768
Long-term investments and other assets	93,350	95,887
Goodwill (less accumulated amortization of $70,529 and $70,541 at March 31, 2002 and December 31, 2001, respectively)	750,529	750,543
Total assets	$1,851,736	$1,875,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$130,666	$124,388
Current portion of Superior Israel long-term debt	26,336	31,482
Current portion of long-term debt	117,607	73,311
Accounts payable	100,943	110,465
Accrued expenses	90,062	93,446
Total current liabilities	465,614	433,092
Long-term debt, less current portion	1,095,347	1,128,214
Minority interest in subsidiary	4,684	5,393
Other long-term liabilities	94,282	96,460
Total liabilities	1,659,927	1,663,159
Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	136,335	136,040
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 35,000,000 shares authorized; 22,156,833 and 21,667,661 shares issued at March 31, 2002 and December 31, 2001, respectively	222	217
Capital in excess of par value	44,134	43,651
Accumulated other comprehensive deficit	(12,748)	(12,164)
Retained earnings	42,663	63,833
	74,271	95,537
Treasury stock, at cost; 813,357 shares at March 31, 2002 and December 31, 2001	(18,797)	(18,797)
Total stockholders’ equity	55,474	76,740
Total liabilities and stockholders’ equity	$1,851,736	$1,875,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$376,778	$478,316
Cost of goods sold	330,813	400,737
Gross profit	45,965	77,579
Selling, general and administrative expenses	37,276	39,778
Amortization of goodwill	—	5,265
Infrequent and unusual charges	12,590	823
Operating income (loss)	(3,901)	31,713
Interest expense	(25,244)	(32,313)
Other income (expense), net	(738)	751

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and minority interest	(29,883)	151
Benefit (provision) for income taxes	12,421	(818)

Loss before distributions on preferred securities of Superior Trust I and minority interest	(17,462)	(667)
Distributions on preferred securities of Superior Trust I	(4,139)	(3,804)

Loss before minority interest	(21,601)	(4,471)
Minority interest in net loss of subsidiary	431	269

Net loss	$(21,170)	$(4,202)

Net loss per share of common stock:
Basic	$(1.01)	$(0.21)
Diluted	$(1.01)	$(0.21)

Weighted average shares outstanding:
Basic	21,043	20,428
Diluted	21,043	20,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2002

Shares

Amount

Common stock:
Balance at beginning of period	21,667,661	$217
Employee stock purchase plan	163,575	2
Stock grants	325,597	3
Balance at end of period	22,156,833	222

Capital in excess of par value:
Balance at beginning of period		43,651
Employee stock purchase plan		157
Compensation expense related to stock grants		326
Balance at end of period		44,134

Accumulated other comprehensive deficit:
Balance at beginning of period		(12,164)
Foreign currency translation adjustment		(618)
Other		34
Balance at end of period		(12,748)

Retained earnings:
Balance at beginning of period		63,833
Net loss		(21,170)
Balance at end of period		42,663

Treasury stock:
Balance at beginning of period	(813,357)	(18,797)
Balance at end of period	(813,357)	(18,797)

Total stockholders’ equity	21,343,476	$55,474
Comprehensive loss		$(21,754)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(21,170)	$(4,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and goodwill amortization	11,763	16,197
Deferred distributions on Trust Convertible Preferred Securities	3,844	—
Amortization of deferred financing costs	3,163	1,422
Write-down of idled property, plant and equipment	8,483	—
Provision (benefit) for deferred taxes	(3,556)	2,507
Minority interest in losses of subsidiary	(431)	(269)
Change in assets and liabilities:
Accounts receivable	(32,428)	(3,865)
Inventories	19,613	(24,877)
Other current and non-current assets	1,455	1,036
Accounts payable and accrued expenses	(16,655)	9,475
Other, net	(583)	185
Cash flows used for operating activities	(26,502)	(2,391)

Cash flows from investing activities:
Capital expenditures	(3,329)	(7,361)
Superior Israel customer loan repayments (advances)	2,726	(4,440)
Other	64	62
Cash flows used for investing activities	(539)	(11,739)

Cash flows from financing activities:
Short-term borrowings (repayments), net	5,314	(7,467)
Borrowings under revolving credit facilities, net	10,443	28,529
Debt issuance costs	(3,966)	—
Long-term borrowings	1,286	6,255
Repayments of long-term borrowings	—	(21,953)
Other, net	(213)	(72)
Cash flows provided by financing activities	12,864	5,292

Effect of exchange rate changes on cash	(25)	(185)

Net decrease in cash and cash equivalents	(14,202)	(9,023)
Cash and cash equivalents at beginning of period	19,311	13,002
Cash and cash equivalents at end of period	$5,109	$3,979

Supplemental disclosures:
Cash paid for interest	$30,418	$38,639
Cash received for income taxes, net	$(3,295)	$(1,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(unaudited)

1.     General

                Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries (collectively, unless the context otherwise requires, “Superior” or the “Company”).  Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

                Trust Convertible Preferred Securities

Included in the condensed consolidated balance sheet are company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (“Trust Convertible Preferred Securities”), totaling $136.3 million net of discount at March 31, 2002.  The convertible debentures mature on March 30, 2014.  Pursuant to the provisions of the related indenture, the Company may defer quarterly cash distribution payments on the Trust Convertible Preferred Securities for a period of up to twenty consecutive quarters, during which period unpaid distributions are cumulative and accrue interest at a rate of 8.50% per annum.  Additionally, during such deferral period the Company, among other things, cannot pay dividends on, or redeem or repurchase any of its capital stock.  The Company elected to defer quarterly distributions on the Trust Convertible Preferred Securities for September 2001, December 2001 and March 2002.  Based on restrictions included in an amendment of the Company’s senior subordinated note credit agreement during 2001, the Company is currently restricted from paying such distributions in cash and will likely continue the deferral of such cash distributions at least through 2002.

                New accounting standards for goodwill and other intangible assets

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment.  Beginning in 2002, the Company’s goodwill, which amounted to $750.5 million at December 31, 2001, is no longer being amortized; however it is subject to an initial impairment review.  If the carrying value (including goodwill) of any of the Company’s business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment.  The Company’s initial impairment assessment under SFAS No. 142 is currently in process.  Although the assessment has not yet been completed, the impact on operating results of recent economic and industry specific conditions is likely to result in reduced fair values for certain of the Company’s business segments and, thus may give rise to material non-cash goodwill impairment charges in 2002.  The Company anticipates that its initial impairment assessment and any impairment charge from such assessment will be finalized during its second quarter ended June 30, 2002 and reflected retroactively.  Any impairment charge incurred will not impact cash flow or the Company’s compliance with any covenants related to its principal credit agreements.

                Derivative financial instruments

                Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138.  These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value.  The cumulative effect of the change in accounting upon adoption of SFAS No. 133 was not material.

                All derivatives are recognized on the balance sheet at fair value.  On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation or (iv) a non-designated derivative instrument.  The Company currently engages in certain derivatives that are classified as fair value hedges and non-designated derivative instruments.  Changes in the fair value of a derivative that is designated as a fair value hedge are recorded in the consolidated statements of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings.  Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

                The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions.  The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

2.     Liquidity and operating plan

                The Company has indebtedness which is substantial in relation to its stockholders’ equity and current cash flows from operations.  As of March 31, 2002, the Company had total debt of approximately $1.2 billion (excluding (i) debt of its 50.2% owned Israeli subsidiary, Superior Cables, Limited (“Superior Israel”), which debt is non-recourse to Superior TeleCom and its other subsidiaries and (ii) approximately $167 million of Trust Convertible Preferred Securities due in 2014) compared to approximately $55.5 million of stockholders’ equity.  As of April 30, 2002, the Company had additional borrowings available under its revolving credit facility of approximately $49 million and a cash balance of approximately $10 million.  The Company also has a $160 million accounts receivable securitization facility of which $140 million was drawn at April 30, 2002, constituting the maximum available borrowings based on the level of qualified accounts receivable as of such date.  The accounts receivables securitization facility was scheduled to expire on June 30, 2002, but has been extended through September 30, 2002.  The Company is currently in discussion with other financial institutions for a longer-term refinancing of such facility.  Although there can be no certainty, the Company believes it will be able to obtain further extensions of the existing accounts receivable securitization facility or refinance such facility so as not to adversely impact the Company’s liquidity.

                The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

                The Company’s results of operations have declined over the past two years with the most pronounced reductions occurring in the third and fourth quarters of 2001 and the first quarter of 2002.  The Company believes the recent declines in sales relate to generally depressed economic conditions and specific industry conditions in its key business segments.  Pursuant to agreements reached in 2001 with its subordinated debt holders, the Company has suspended cash interest payments on its subordinated debt in 2002 and the Company has deferred and expects to continue to defer the payment of distributions on the Trust Convertible Preferred Securities (which deferral in general is contractually permitted for a period of up to 20 consecutive quarters).  The Company’s term loan payment requirements also have been reduced in 2002 pursuant to amendments to its credit agreements reached in March 2002.  Notwithstanding these reductions in cash outflows in 2002, the Company still will need to use a large portion of its future cash flows to pay principal and interest on its debt obligations, which will reduce the amount of funds available for use in its operations or for responding to potential business opportunities if these arise.  While the Company believes it will generate enough cash to service its modified debt obligations and fund necessary capital expenditures during 2002, there can be no assurance that the Company will be able to meet all of these obligations during 2002.

                The Company must also meet certain financial covenant requirements so as to be in compliance with its principal credit agreements and have access to liquidity under its revolving credit facility.  The Company was in compliance with its financial covenants at March 31, 2002.  Based on current operating results there is no certainty that the Company can continue to comply with such covenants for 2002 and further the Company has more restrictive covenants beginning in 2003.  If the Company is unable to maintain financial covenant compliance then it would seek to obtain requisite waivers and/or further modifications to such covenants so as not to be in default under its credit agreements, but there can be no assurance that any such waivers and/or further modifications will be obtained.

3.     Inventories

At March 31, 2002 and December 31, 2001, the components of inventories were as follows:

	March 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$35,441	$37,743
Work in process	30,232	35,148
Finished goods	177,467	185,688
	243,140	258,579
LIFO reserve	(774)	4,631
	$242,366	$263,210

                Inventories valued using the LIFO method amounted to $136.0 million and $149.8 million at March 31, 2002 and December 31, 2001, respectively.

4.     Comprehensive loss

The components of comprehensive loss for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss	$(21,170)	$(4,202)
Foreign currency translation adjustment	(618)	(2,785)
Other	34	(142)
Comprehensive loss	$(21,754)	$(7,129)

5.     Restructuring and infrequent and unusual charge

                During the three months ended March 31, 2002, the Company recorded infrequent and unusual charges of $12.6 million related to the closure of its Communications Group Elizabethtown, Kentucky manufacturing facility.  These actions were taken to more closely align the productive capacity of the Communications Group with current market demand levels.  The $12.6 million charge included an $8.5 million write-down of idled property, plant and equipment, $3.0 million of employee separation costs and $1.1 million of other facility related closure costs.  Costs to relocate inventory and machinery from the Elizabethtown facility into the Communication Group’s remaining facilities will be expensed as incurred.

                During the three months ended March 31, 2001, the Company recorded infrequent and unusual charges of $0.8 million related to operational restructuring activities at Superior Israel.

6.     Debt

                The Company’s principal debt arrangements (exclusive of debt of Superior Israel which is financed under separate credit arrangements and is non-recourse to Superior and its subsidiaries other than Superior Israel) include borrowings under a senior credit facility and an accounts receivable securitization facility, as well as outstanding senior subordinated notes.  The Company finances its operating activities, debt service requirements and other capital requirements from operating cash flow and from availability under its revolving credit facility and allowable borrowings under its accounts receivable securitization financing arrangement.

                The revolving credit facility is a component of the senior credit facility which is further comprised of a Term Loan A ($310 million outstanding at March 31, 2002) and a Term Loan B ($393 million outstanding at March 31, 2002), all of which are governed by an Amended and Restated Credit Agreement (the “Credit Agreement”).  During December 2001 and March 2002, the Company entered into amendments to the Credit Agreement which included, among other things, (i) a reduction in operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) a deferral until January 31, 2003 of term loan payments otherwise due on March 31, 2002 amounting to $19.4 million and (iii) elimination of a required $175 million accelerated term loan payment due on January 3, 2003.

                The revolving credit facility provides for borrowings up to $225 million (subject to certain interim reductions in 2002 which limit the total facility to $214 million) and matures in May 2004. $184 million was outstanding under the revolving credit facility at March 31, 2002.

                The Company’s accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At March 31, 2002, $130 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn.  The accounts receivables securitization facility which was scheduled to expire on June 30, 2002, has been extended through September 30, 2002.  The Company is currently in discussion with other financial institutions for a longer-term refinancing of such facility.  Although there can be no assurance, the Company presently believes it will be able to obtain further extensions of the existing accounts receivable securitization facility or refinance such facility so as not to adversely impact the Company’s liquidity.  Failure to obtain further extensions or an alternative receivables financing arrangement is an event of default under the Credit Agreement.

                In addition to the senior credit facility and the accounts receivable securitization facility, the Company’s other principal debt obligation includes $207 million outstanding under Senior Subordinated Notes which are due in 2009 and have no principal amortization requirements.  In December 2001, the Company entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment grants the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes (“PIK notes”) in lieu of cash interest payments.  Additionally, the Company’s principal stockholder, The Alpine Group, Inc. (“Alpine”) has provided a funded cash commitment on behalf of the Company that will make available to the Company sufficient cash to make one quarterly cash interest payment in 2002.  PIK notes were issued (in lieu of cash) for the February 2002 interest payment, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

                In order to maintain adequate liquidity during 2002 to continue to operate its business on a normal basis, the Company must generate sufficient cash flow to meet scheduled payments on its term loans A and B (which term loan payments aggregate approximately $64 million for 2002) so as not to be in default under the Credit Agreement.  While the Company’s operating results and cash flow declined in 2001 and operating results in 2002 may decline further, the Company believes, although there can be no assurance, that it will be able to meet all scheduled principal payments in 2002 as modified.  The Credit Agreement contains certain restrictive covenants, including, among others, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness.  The Credit Agreement further requires the Company to maintain compliance with certain financial covenants including an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined.  At March 31, 2002, the Company was in compliance with all covenants.  Based on current operating results, there can be no assurance that the Company can continue to comply with such covenants for 2002, and further, the Company has more restrictive covenants beginning in 2003.  If the Company is unable to maintain financial covenant compliance then it would seek to obtain requisite waivers and/or further modifications to such covenants so as not to be in default under its credit agreements, but there can be no assurance that any such waivers and/or further modifications will be obtained.

7.     Earnings per share

The computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share	$(21,170)	21,043	$(1.01)	$(4,202)	20,428	$(0.21)
Diluted loss per common share	$(21,170)	21,043	$(1.01)	$(4,202)	20,428	$(0.21)

                The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation for the three months ended March 31, 2002 and 2001 as the impact would be anti-dilutive.

                As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company.  At March 31, 2002 and 2001, the dilutive impact of such stock options to the Company’s earnings per share calculation was immaterial.

8.     Business segments

                The Company’s reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, original equipment manufacturer (“OEM”) and electrical. The communications segment includes (i)  copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) all of the operations of its 50.2% owned Superior Israel subsidiary.  The OEM segment includes magnet wire and related products.  The electrical segment includes building and industrial wire and cable.

The Company evaluates segment performance based on a number of factors, with operating income being the most critical.  Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

                Operating results for each of the Company’s three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company’s condensed consolidated statements of operations and balance sheets.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net sales:
Communications	$125,235	$205,631
OEM	128,330	150,591
Electrical	123,213	122,094
	$376,778	$478,316

Operating income (loss):
Communications	$6,706	$29,920
OEM	10,182	15,940
Electrical	(3,030)	(2,013)
Corporate and other	(5,169)	(6,046)
Amortization of goodwill	—	(5,265)
Infrequent and unusual charges	(12,590)	(823)
	$(3,901)	$31,713

	March 31, 2002	December 31,2001
	(in thousands)
Total assets:
Communications	$455,334	$482,886
OEM	293,554	294,674
Electrical	262,529	256,370
Corporate and other (including goodwill)	840,319	842,009
	$1,851,736	$1,875,939

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, “Superior” or the “Company”) manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications; (ii) original equipment manufacturer (“OEM”); and (iii) electrical.  The Communications Group includes communications wire and cable products sold to telephone companies, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America.  In addition, included within the Communications Group is the Company’s 50.2% owned Israeli subsidiary, Superior Cables Limited (“Superior Israel”), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products.  The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs.  The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

                Industry segment financial data (including sales and operating income by industry segment) for the three month periods ended March 31, 2002 and 2001 is included in Note 8 to the accompanying condensed consolidated financial statements.

Impact of copper price fluctuations on operating results

Copper is one of the principal raw materials used in the Company’s wire and cable product manufacturing.  Fluctuations in the price of copper do affect per unit product pricing and related revenues.  However, the cost of copper has not had a material impact on profitability, as the Company, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

Results of Operations — Three Month Period Ended March 31, 2002 as Compared to the Three Month Period Ended March 31, 2001

                Consolidated sales for the quarter ended March 31, 2002 were $376.8 million, a decrease of 21% as compared to sales of $478.3 million for the quarter ended March 31, 2001.  Adjusted for a constant cost of copper, the sales decline in the March 2002 quarter as compared to the March 2001 quarter was approximately 17%.

                Communications Group sales for the March 31, 2002 quarter were $125.2 million, a decrease of 36% on a copper-adjusted basis from the March 31, 2001 quarter.  The sales decline in the current quarter as compared to the prior year period was due primarily to a 45% reduction in comparative sales of copper and fiber outside plant (“OSP”) cables, which are used principally by telephone companies in the local loop segment of the telephony network.  OSP cables sales were lower due to significantly reduced spending levels by major telephone company customers following budgetary constraints imposed during the second half of 2001.

                OEM Group sales were $128.3 million for the quarter ended March 31, 2002, a copper-adjusted decline of 11% as compared to the March 31, 2001 quarter.  The sales decline in the March 31, 2002 quarter as compared to the March 31, 2001 quarter was due to reduced demand for magnet wire from the Company’s major OEM customers due principally to the comparative decline on a year-over-year basis in the general industrial economy.  OEM Group sales for the March 31, 2002 quarter did increase 11% on a copper-adjusted basis as compared to the quarter ended December 31, 2001, reflecting to some degree seasonal improvements, but also moderate sequential quarter strengthening in demand from the Company’s core industrial sector customers.

                Electrical Group sales were $123.2 million for the March 31, 2002 quarter representing an increase of 8% on a copper-adjusted basis as compared to the quarter ended March 31, 2001.  The comparative sales increase was due principally to higher shipment volumes driven by improved production capabilities and market share gains, partially offset by extremely weak industry-wide pricing conditions.

                Gross profit for the March 31, 2002 quarter was $46.0 million, a decline of $31.6 million as compared to gross profit of $77.6 million for the quarter ended March 31, 2001.  The gross profit margin in the March 31, 2002 quarter was 12.2%, a decline on a copper-adjusted basis of 4.7%, as compared to the prior year March quarter.  The comparative decline in gross profit margin was principally attributable to (i) current depressed pricing conditions in the building wire market (Electrical Group) which significantly impacted gross profit and gross profit margins in the 2002 first quarter and (ii) the impact of unfavorable manufacturing cost absorption due to lower production volumes, particularly in the Communications Group, where production levels were substantially scaled back in response to reduced demand and initiatives to significantly reduce inventory levels during the 2002 first quarter.  Manufacturing cost absorption and gross profit margins should be favorably impacted in future periods as a result of production throughput increases (subject to improved product demand levels) and cost reductions associated with the closure of the Communications Group Elizabethtown, Kentucky facility in March 2002.

                Selling, general and administrative expense (“SG&A expense”) for the three month period ended March 31, 2002 was $37.3 million, a decrease of 6%, as compared to SG&A expense of $39.8 million for the three months ended March 31, 2001, reflecting cost reductions in all of the Company’s business units in response to reduced sales and commercial activity.

                The Company incurred infrequent and unusual charges of $12.6 million for the three month period ended March 31, 2002 related to the closure of a Communications Group manufacturing facility in Elizabethtown, Kentucky.  The closure was effected in order to more closely align the productive capacity of the Communications Group with market demand and to reduce overall manufacturing costs.  For the three month period ended March 31, 2001, the Company incurred infrequent and unusual charges of $0.8 million related to restructuring activities of Superior Israel.

                The Company incurred an operating loss for the March 31, 2002 quarter of $3.9 million.  Before infrequent and unusual charges, the Company generated operating income of $8.7 million, a decline of $23.8 million as compared to the March 31, 2001 quarter.  The comparative decline in operating income for the current year three month period was principally attributable to lower sales in the Communications Group and reduced gross margins, primarily in the Company’s Communications and Electrical business segments.

                Interest expense for the three month period ended March 31, 2002 was $25.2 million representing a decrease of $7.1 million over the prior year three month period.  The decrease in interest expense reflects lower short-term (LIBOR) interest rates in the current year three month period as compared to the 2001 first quarter.

                Loss before infrequent and unusual charges for the quarter ended March 31, 2002 was $13.3 million or $0.63 per diluted share.  Net loss for the March 31, 2002 quarter was $21.2 million or $1.01 per diluted share as compared to a net loss of $4.2 million or $0.21 per diluted share for the quarter ended March 31, 2001.  The reduction in earnings in the current period was due principally to lower operating income and the impact of infrequent and unusual charges partially offset by lower interest costs.

Liquidity and Capital Resources

                For the three months ended March 31, 2002, the Company used $26.5 million in cash flows in operating activities consisting of $2.1 million in cash flows generated from operations (net loss plus non-cash charges) and $28.6 million in cash flows used for net working capital changes including an anticipated seasonal increase in receivables of $32.4 million partially offset by inventory reductions of $19.6 million.  Cash used for investing activities amounted to $0.5 million and consisted principally of capital expenditures of $3.3 million offset by payments received on pre-arranged long-term loans made to one of Superior Israel’s principal customers. Cash provided by financing activities amounted to $12.9 million, principally consisting of borrowings under the Company’s credit facilities.

                The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate financing arrangements and are non-recourse to Superior and its subsidiaries other than Superior Israel) and other capital requirements principally from (i) operating cash flow, (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement.

                The revolving credit facility provides for borrowings up to $225 million (subject to certain interim reductions in 2002 which limit the total facility to $214 million) and matures in May 2004. $184 million was outstanding under the revolving credit facility at March 31, 2002, and $168 million was outstanding under the facility at April 30, 2002.  The revolving credit facility along with term loan A and term loan B comprise the Company’s senior credit facilities which are governed by an Amended and Restated Credit Agreement (the “Credit Agreement”). The total balance outstanding on term loans A and B at March 31, 2002 was $703 million. Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its capital stock and restrictions on additional indebtedness.

                The Company’s accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At March 31, 2002, $130 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn.  The accounts receivables securitization facility which was scheduled to expire on June 30, 2002, has been extended through September 30, 2002.  The Company is currently in discussion with other financial institutions for a longer-term refinancing of such facility.  Although there can be no assurance, the Company presently believes it will be able to obtain further extensions of the existing accounts receivable securitization facility or refinance such facility so as not to adversely impact the Company’s liquidity.  Failure to obtain further extension or an alternative receivables financing arrangement is an event of default under the Credit Agreement.

                In addition to the above, the Company also has outstanding $207 million in senior subordinated notes due in December 2007 (“Senior Subordinated Notes”).

                In March 2002, the Company entered into an amendment to the Credit Agreement which (i) reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) deferred until January 31, 2003 term loan principal payments otherwise due March 31, 2002 amounting to $19.4 million and (iii) eliminated a required $175 million accelerated term loan payment due on January 3, 2003.

                In December 2001, the Company entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment grants the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes (“PIK notes”) in lieu of cash interest payments.  Additionally, Alpine has provided a funded cash commitment on behalf of the Company that will make available to the Company sufficient cash to make one quarterly cash interest payment in 2002.  PIK notes were issued (in lieu of cash) for the February 2002 interest payment causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

                At April 30, 2002, the Company had unused and excess borrowing availability under its revolving credit facility of $49 million and cash on hand of $10 million resulting in total operating funds availability of $59 million, which, along with its operating cash flow, is used to service the Company’s normal operating requirements.

                During the first quarter of 2002, the Company (excluding its Superior Israel operations) experienced, and expects to continue to experience throughout 2002, reduced cash outlay requirements for servicing interest costs, dividends on its Trust Convertible Preferred Securities and capital expenditures.  Also, as a result of the March 2002 amendment to the Credit Agreement, the Company’s term loan principal amortization requirements have been reduced in 2002 as compared to 2001.

                The Company is currently benefiting from the substantial reduction in market interest rates that has occurred over the past fifteen months which, along with the Company’s option to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash under certain circumstances, is resulting, and is expected to continue to result, in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001.  For the first quarter of 2002, the Company incurred cash interest costs of $16 million as compared to $30 million in the first quarter of 2001.  Capital expenditures are expected to approximate $15-$20 million in 2002.  For the first quarter of 2002, capital expenditures were only $3.3 million.  The Company also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which will result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001.  In addition to outlays for cash interest and capital expenditures, the Company also has principal amortization requirements on its term loans A and B and on certain capital leases, which aggregate $74 million during 2002 (as compared to $80 million in 2001). In total, the Company’s 2002 cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization are estimated to be more than $50 million less than comparable outflows in 2001.

                The Company intends to service the aforementioned 2002 cash requirements from operating cash flow and, to the extent required, availability under its revolving credit facility, its accounts receivable securitization facility and available cash balances.  As discussed further below, the Company presently believes its operating cash flow, combined with revolver availability and cash on hand will be sufficient to fund these commitments in 2002.

                Despite reduced operating cash flows in the first quarter of 2002, the Company’s borrowings under its revolving credit facility have not increased significantly through April 30, 2002, as the Company has benefited from the aforementioned reduction in cash outlays for interest, principal amortization and capital expenditures. Cash flows and availability under the revolver facility have been enhanced further in 2002 through reductions in inventories ($17 million reduction through March 31, 2002) and additional borrowings under the Company’s accounts receivable securitization facility (based on seasonal increases in accounts receivable).

                For the balance of 2002, the Company has term loan amortization requirements in the aggregate of $64 million under its Credit Agreement.  During this period the Company expects to continue to benefit from lower cash interest costs and lower capital expenditure levels.  The Company also expects improved operating cash flow levels for the balance of 2002 as compared to the first quarter of 2002, based on anticipated seasonal strengthening in revenues and operating profit.  Thus, the Company presently believes its operating cash flow along with availability under its revolving credit facility will be sufficient to meet all of its commitments for the remainder of 2002 based upon its current operating outlook.  However, the Company is subject to risks associated with increases in working capital and fluctuations in interest rates which, along with lower than anticipated operating cash flow, could impair the Company’s ability to meet its aforementioned commitments in 2002.  In the first quarter of 2003, the Company’s cash commitment requirements will significantly increase as the Company has term loan amortization requirements of $46 million and further must either renegotiate an extension of PIK (versus cash) payments of interest under its Senior Subordinated Notes or recommence paying such interest in cash.  If operating cash flow is insufficient to meet commitments during 2002 or the first quarter of 2003, the Company will need to obtain further amendments and/or modifications to, or a negotiated restructuring of, its credit facilities to appropriately support the continued operations of its business; however, there can be no assurance that any such modifications or restructuring would occur.

                The Company’s access to availability under its revolving credit facility is also subject to the Company maintaining compliance with the financial covenants under the Credit Agreement.  The Company was in compliance with its financial covenants at March 31, 2002.  Based on current operating results there can be no assurance that the Company can continue to comply with such covenants for 2002 and further the Company has more restrictive covenants beginning in 2003.  If the Company is unable to maintain financial covenant compliance, then it will seek to obtain requisite waivers and/or further modifications to such covenants so as to avoid default under its principal credit agreements, but there can be no assurance that any such waivers and/or further modifications will be obtained.

                Superior Israel’s operations are funded and financed separately, on a non-recourse basis to the Company and its subsidiaries other than Superior Israel, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At March 31, 2002, Superior Israel had $17.4 million in excess availability under its revolving credit facility.

Recent Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment.  Beginning in 2002, the Company’s goodwill, which amounted to $750.5 million at December 31, 2001, is no longer being amortized; however it is subject to an initial impairment review.  If the carrying value (including goodwill) of any of the Company’s business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment.  The Company’s initial impairment assessment under SFAS No. 142 is currently in process.  Although the assessment has not yet been completed, the impact on operating results of recent economic and industry specific conditions is likely to result in reduced fair values for certain of its business segments and, thus may give rise to material non-cash goodwill impairment charges in 2002.  The Company anticipates that its initial impairment assessment and any impairment charge from such assessment will be finalized during its second quarter ended June 30, 2002 and reflected retroactively.  Any impairment charge incurred will not impact cash flow or the Company’s compliance with any covenants related to its principal credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s exposure to market risk primarily relates to interest rates on long-term debt.  There have been no material changes in market risk since December 31, 2001.

                Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties.  Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, and changing economic conditions, including changes in short-term interest rates and foreign exchange rates, and other risk factors detailed in the Company’s most recent filings with the Securities and Exchange Commission.

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

SUPERIOR TELECOM INC.

Date: May 15, 2002	By: /s/ David S. Aldridge
David S. Aldridge

Chief Financial Officer and Treasurer

(duly authorized officer and principal financial and accounting officer)