Form 10-Q
period 2002-06-30
SUPERIOR TELECOM INC
filed 2002-08-14
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

201-549-4400
Registrant's telephone number, including area code

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2002

Common Stock, $.01 Par Value	21,382,749

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,920	$19,311
Accounts receivable (less allowance for doubtful accounts of $8,274 and $8,391 at June 30, 2002 and December 31, 2001, respectively)	234,064	201,376
Inventories, net	234,993	263,210
Other current assets	48,920	36,844

Total current assets	525,897	520,741
Property, plant and equipment, net	465,058	508,768
Long-term investments and other assets	96,697	95,887
Goodwill, net	326,377	750,543

Total assets	$1,414,029	$1,875,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$141,890	$124,388
Current portion of Superior Israel long-term debt	28,165	31,482
Current portion of long-term debt	1,098,438	73,311
Accounts payable	106,967	110,465
Accrued expenses	91,711	93,446

Total current liabilities	1,467,171	433,092
Long-term debt, less current portion	112,389	1,128,214
Minority interest in subsidiary	3,082	5,393
Other long-term liabilities	87,166	96,460

Total liabilities	1,669,808	1,663,159

Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	136,637	136,040
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $.01 par value; 35,000,000 shares authorized; 22,177,959 and 21,667,661 shares issued at June 30, 2002 and December 31, 2001, respectively	222	217
Capital in excess of par value	44,231	43,651
Accumulated other comprehensive deficit	(11,208)	(12,164)
Retained earnings (deficit)	(407,283)	63,833

	(374,038)	95,537
Treasury stock, at cost; 795,210 shares at June 30, 2002 and 813,357 shares at December 31, 2001	(18,378)	(18,797)

Total stockholders' equity (deficit)	(392,416)	76,740

Total liabilities and stockholders' equity (deficit)	$1,414,029	$1,875,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$391,797	$486,847
Cost of goods sold	343,181	408,379

Gross profit	48,616	78,468
Selling, general and administrative expenses	36,713	40,426
Amortization of goodwill	—	5,265
Infrequent and unusual charges	19,089	202

Operating income (loss)	(7,186)	32,575
Interest expense	(27,411)	(30,507)
Other income (expense), net	(837)	1,052

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and minority interest	(35,434)	3,120
Benefit (provision) for income taxes	12,769	(1,926)

Income (loss) before distributions on preferred securities of Superior Trust I and minority interest	(22,665)	1,194
Distributions on preferred securities of Superior Trust I	(4,084)	(3,811)

Loss before minority interest	(26,749)	(2,617)
Minority interest in net loss of subsidiary	1,493	270

Net loss	$(25,256)	$(2,347)

Net loss per share of common stock:
Basic	$(1.18)	$(0.11)

Diluted	$(1.18)	$(0.11)

Weighted average shares outstanding:
Basic	21,360	20,570

Diluted	21,360	20,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Net sales	$768,575	$965,163
Cost of goods sold	673,994	809,116

Gross profit	94,581	156,047
Selling, general and administrative expenses	73,989	80,204
Amortization of goodwill	—	10,530
Infrequent and unusual charges	31,679	1,025

Operating income (loss)	(11,087)	64,288
Interest expense	(52,655)	(62,820)
Other income (expense), net	(1,575)	1,803

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(65,317)	3,271
Benefit (provision) for income taxes	25,190	(2,744)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(40,127)	527
Distributions on preferred securities of Superior Trust I	(8,223)	(7,615)

Loss before minority interest and cumulative effect of accounting change for goodwill impairment	(48,350)	(7,088)
Minority interest in net loss of subsidiary	1,924	539

Loss before cumulative effect of accounting change for goodwill impairment	(46,426)	(6,549)
Cumulative effect of accounting change for goodwill impairment	(424,503)	—

Net loss	$(470,929)	$(6,549)

Net loss per share of common stock:
Basic before cumulative effect of accounting change for goodwill impairment	$(2.19)	$(0.32)
Cumulative effect of accounting change for goodwill impairment	(20.02)	—

Net loss — basic	$(22.21)	$(0.32)

Diluted before cumulative effect of accounting change for goodwill impairment	$(2.19)	$(0.32)
Cumulative effect of accounting change for goodwill impairment	(20.02)	—

Net loss — diluted	$(22.21)	$(0.32)

Weighted average shares outstanding:
Basic	21,201	20,499

Diluted	21,201	20,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2002
	Shares	Amount
Common stock:
Balance at beginning of period	21,667,661	$217
Employee stock purchase plan	163,575	2
Stock grants	346,723	3

Balance at end of period	22,177,959	222

Capital in excess of par value:
Balance at beginning of period		43,651
Employee stock purchase plan		157
Compensation expense related to stock grants		423

Balance at end of period		44,231

Accumulated other comprehensive deficit:
Balance at beginning of period		(12,164)
Foreign currency translation adjustment		691
Other		265

Balance at end of period		(11,208)

Retained earnings (deficit):
Balance at beginning of period		63,833
Stock grants		(187)
Net loss		(470,929)

Balance at end of period		(407,283)

Treasury stock:
Balance at beginning of period	(813,357)	(18,797)
Stock grants from treasury stock	18,147	419

Balance at end of period	(795,210)	(18,378)

Total stockholders' equity (deficit)	21,382,749	$(392,416)

Comprehensive loss		$(469,973)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss before cumulative effect of accounting change for goodwill impairment	$(46,426)	$(6,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and goodwill amortization	23,188	32,745
Deferred distributions on Trust Convertible Preferred Securities	7,625	—
Amortization of deferred financing costs	7,564	2,844
Write-down of idled property, plant and equipment	18,279	—
Provision (benefit) for deferred taxes	(12,930)	522
Minority interest in losses of subsidiary	(1,924)	(539)
Change in assets and liabilities:
Accounts receivable, net	(34,875)	7,793
Inventories, net	27,249	(14,607)
Other current and non-current assets	(5,905)	1,444
Accounts payable and accrued expenses	(9,765)	(8,153)
Other, net	2,583	(184)

Cash flows provided by (used for) operating activities	(25,337)	15,316

Cash flows from investing activities:
Capital expenditures	(5,559)	(14,290)
Superior Israel customer loan repayments (advances)	2,654	(4,440)
Net proceeds from the sale of assets	—	2,926
Other	218	108

Cash flows used for investing activities	(2,687)	(15,696)

Cash flows from financing activities:
Short-term borrowings (repayments), net	17,761	—
Borrowings under revolving credit facilities, net	14,104	52,032
Debt issuance costs	(3,939)	—
Long-term borrowings	14,850	30,293
Repayments of long-term borrowings	(26,799)	(68,173)
Other, net	149	(1,257)

Cash flows provided by financing activities	16,126	12,895

Effect of exchange rate changes on cash	507	(250)
Net increase (decrease) in cash and cash equivalents	(11,391)	12,265
Cash and cash equivalents at beginning of period	19,311	13,002

Cash and cash equivalents at end of period	$7,920	$25,267

Supplemental disclosures:
Cash paid for interest	$49,743	$67,108

Cash received for income taxes, net	$(3,153)	$(46)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

        Trust Convertible Preferred Securities

        Included in the condensed consolidated balance sheet are company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company ("Trust Convertible Preferred Securities"), totaling $136.6 million net of discount at June 30, 2002. The convertible debentures, which are the sole assets of Superior Trust I, accrue interest at the rate of 8.50% per annum and mature on March 30, 2014. Pursuant to the provisions of the related indenture, the Company may defer quarterly cash distribution payments on the Trust Convertible Preferred Securities for a period of up to twenty consecutive quarters, during which period unpaid distributions are cumulative and accrue additional interest at a rate of 8.50% per annum. Additionally, during such deferral period the Company, among other things, cannot pay dividends on, or redeem or repurchase any of its capital stock. The Company elected to defer quarterly distributions on the Trust Convertible Preferred Securities for September 2001, December 2001, March 2002 and June 2002. Based on restrictions included in an amendment of the Company's senior subordinated note credit agreement during 2001, the Company is currently restricted from paying such distributions in cash and will likely continue the deferral of such cash distributions at least through 2002.

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

2. Liquidity and operating plan

        The Company has indebtedness which is substantial in relation to its overall capital structure and current cash flows from operations. As of June 30, 2002, the Company had total debt of approximately $1.2 billion excluding (i) debt of its 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which debt is non-recourse to Superior TeleCom and its other subsidiaries (other than Superior Israel) and (ii) approximately $167 million of Trust Convertible Preferred Securities due in 2014. Further, as a result of net losses incurred during the six month period ended June 30, 2002 (which losses include a $425 million non-cash write-off of goodwill in connection with implementation of SFAS No. 142, see Note 3), the Company has a deficit stockholders' equity as of June 30, 2002 of $392 million.

        The Company's leveraged financial position exposes it to certain liquidity risks discussed herein and in Note 7 as well as additional risks of increases in interest rates. Further, its current leveraged capital structure may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and makes the Company more vulnerable to economic downturns and limits its ability to withstand competitive pressures.

        The Company's results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. The Company believes the recent declines in consolidated sales relate to both generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduced level of operating results and the negative impact on operating cash flow, the Company has taken certain actions to reduce its debt service and other cash commitments. Pursuant to agreements reached in 2001 with its subordinated debt holders, the Company has suspended cash interest payments on its subordinated debt in 2002 and the Company has deferred, and expects to continue to defer, the payment of distributions on the Trust Convertible Preferred Securities (which deferral, in general, is contractually permitted for a period of up to 20 consecutive quarters). Additionally, as further discussed in Note 7, the Company's term loan payment requirements have been reduced in 2002 pursuant to amendments to its senior credit agreement reached in 2001 and 2002. Notwithstanding these reductions in required cash outflows for 2002, the Company's ability to meet its remaining scheduled principal payments in 2002 is subject to an improvement in its operating performance and cash flow as compared to the first six months of 2002 or to obtaining further amendments to its senior credit agreement and, in any event, will require that a substantial portion of its cash flow be used to pay principal and interest on its debt obligations, thus reducing the amount of funds available for use in its operations or for responding to potential business opportunities if these arise. Beginning in 2003, the Company's term loan repayment requirements increase substantially from term loan repayment requirements in 2002.

For the Company to meet existing 2003 term loan repayment obligations, it will have to significantly improve its level of profitability and cash flow as compared to operating performance over the past twelve month period. Currently it appears unlikely that the Company will be able to achieve such a significant improvement to meet such 2003 repayment obligations.

        The Company must also meet certain financial covenant requirements so as to be in compliance with its principal credit agreements and have access to liquidity under its revolving credit facility. The Company was in compliance with its financial covenants through May 30, 2002. As further discussed in Note 7, in July 2002 the Company entered into a further amendment to its principal credit agreement which, among other things, waived financial covenant compliance for June and July 2002; however, such amendment requires that, by September 15, 2002, the Company comply with financial covenants applicable for its August 2002 month-end period.

        Due to the uncertainty as to the Company's ability to (i) meet principal amortization requirements for the remainder of 2002 and in 2003 and (ii) meet its financial covenant requirements as of September 15, 2002 and for the remainder of 2002 and 2003, the Company commenced and currently is in discussions with its lenders pursuant to its senior credit agreement to obtain a further amendment to the credit agreement by September 15, 2002. If obtained, such amendment would include (i) consent for certain asset sales which would generate proceeds for debt reduction; (ii) an elimination or substantial reduction in term loan principal repayment requirements for the remainder of 2002 and 2003; (iii) a reduction in financial covenant performance requirements for 2002 and 2003 and (iv) the consent of the lenders under the credit agreement to allow the Company to enter into a replacement financing for its $160 million accounts receivables securitization financing facility which is due to expire on September 30, 2002. While the Company is currently in discussion with its principal lenders regarding such further amendments to its senior credit agreement, there can be no assurance that such amendments can be obtained by September 15, 2002.

        If a further amendment to the Company's senior credit agreement is not obtained and if the Company is unable to meet its financial covenant compliance requirements on September 15, 2002 or on subsequent dates, or if the Company is not able to meet its principal term loan amortization requirements, then the Company would be in default under its senior credit agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the credit agreement, including amounts outstanding under the Senior Subordinated Notes (see Note 7) and the accounts receivable securitization facility.

3. SFAS No. 142—"Goodwill and Other Intangible Assets"

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the Company's principal business segments and be reviewed annually for impairment. If the carrying value (including goodwill) of any business segment exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill exists resulting in a charge to earnings to the extent of goodwill impairment.

        The transitional rules for implementing SFAS No. 142 provides that an initial assessment as to whether there is an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 requires that any goodwill impairment that results from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        The Company completed its determination of initial goodwill impairment in August 2002. As anticipated, the impact of recent economic conditions and industry specific conditions affecting the Company's business segments resulted in reduced fair values and thus, gave rise to a non-cash goodwill impairment charge of $425 million including $167 million related to its Electrical segment and $258 million related to its OEM segment. The goodwill impairment charge was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Asset valuations used to determine goodwill impairment are subject to finalization and audit. Any adjustment resulting therefrom will be reflected retroactively to January 1, 2002.

        This non-cash goodwill impairment charge does not impact the Company's liquidity, cash flow or its compliance with financial or other covenants under its principle credit agreements or other contractual arrangements.

        As noted above, the goodwill impairment charge is to be recorded as a cumulative effect of an accounting change retroactive to January 1, 2002. The tables below reflect the impact of this accounting change on the condensed consolidated statement of operations (as restated) and balance sheet (as restated) of the Company for the quarter ended March 31, 2002.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2002
	As Reported	As Restated
	(in thousands, except per share data)
Net sales	$376,778	$376,778
Gross profit	45,965	45,965
Operating loss	(3,901)	(3,901)
Net loss before cumulative effect of accounting change for goodwill impairment	(21,170)	(21,170)
Cumulative effect of accounting change for goodwill impairment	—	(424,503)

Net loss	$(21,170)	$(445,673)

	Three Months Ended March 31, 2002
	As Reported	As Restated
Net loss per share of common stock:
Basic before cumulative effect of accounting change for goodwill impairment	$(1.01)	$(1.01)
Cumulative effect of accounting change for goodwill impairment	—	(20.17)

Net loss — basic	$(1.01)	$(21.18)

Diluted before cumulative effect of accounting change for goodwill impairment	$(1.01)	$(1.01)
Cumulative effect of accounting change for goodwill impairment	—	(20.17)

Net loss — diluted	$(1.01)	$(21.18)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002
	As Reported	As Restated
	(in thousands)
ASSETS
Current assets	$520,603	$520,603
Property, plant and equipment, net	487,254	487,254
Long-term investments and other assets	93,350	93,350
Goodwill	750,529	326,026

Total assets	$1,851,736	$1,427,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities	$465,614	$465,614
Long-term debt, less current portion	1,095,347	1,095,347
Other long-term liabilities	98,966	98,966
Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company, (net of discount)	136,335	136,335
Stockholders' equity (deficit)	55,474	(369,029)

Total liabilities and stockholders' equity (deficit)	$1,851,736	$1,427,233

3.    SFAS No. 142—"Goodwill and Other Intangible Assets" (Continued)

        The table below reconciles the reported net loss (and related per share data) to an adjusted income (loss) (and related per share data) assuming SFAS No. 142 had been applied as of January 1, 2001, rather than January 1, 2002.

	Three Months Ended June 30,
	2002	2001
	(in thousands, except per share data)
Reported net loss	$(25,256)	$(2,347)
Goodwill amortization	—	5,265

Adjusted income (loss) before cumulative effect of accounting change	$(25,256)	$2,918

Basic loss per share of common stock:
Reported net loss	$(1.18)	$(0.11)
Goodwill amortization	—	0.26

Adjusted income (loss) before cumulative effect of accounting change	$(1.18)	$0.15

Diluted loss per share of common stock:
Reported net loss	$(1.18)	$(0.11)
Goodwill amortization	—	0.26

Adjusted income (loss) before cumulative effect of accounting change	$(1.18)	$0.15

	Six Months Ended June 30,
	2002	2001
	(in thousands, except per share data)
Reported net loss	$(470,929)	$(6,549)
Cumulative effect of accounting change for goodwill impairment	424,503	—
Goodwill amortization	—	10,530

Adjusted income (loss) before cumulative effect of accounting change	$(46,426)	$3,981

Basic loss per share of common stock:
Reported net loss	$(22.21)	$(0.32)
Cumulative effect of accounting change	20.02	—
Goodwill amortization	—	0.51

Adjusted income (loss) before cumulative effect of accounting change	$(2.19)	$0.19

Diluted loss per share of common stock:
Reported net loss	$(22.21)	$(0.32)
Cumulative effect of accounting change	20.02	—
Goodwill amortization	—	0.51

Adjusted income (loss) before cumulative effect of accounting change	$(2.19)	$0.19

4. Inventories, net

        At June 30, 2002 and December 31, 2001, the components of inventories were as follows:

	June 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$30,532	$37,743
Work in process	29,356	35,148
Finished goods	177,867	185,688

	237,755	258,579
LIFO reserve	(2,762)	4,631

	$234,993	$263,210

        Inventories valued using the LIFO method amounted to $139.4 million and $149.8 million at June 30, 2002 and December 31, 2001, respectively.

5. Comprehensive loss

        The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net loss before cumulative effect of accounting change for goodwill impairment	$(25,256)	$(2,347)	$(46,426)	$(6,549)
Cumulative effect of accounting change for goodwill impairment	—	—	(424,503)	—
Foreign currency translation adjustment	1,309	2,177	691	(608)
Other	231	102	265	(40)

Comprehensive loss	$(23,716)	$(68)	$(469,973)	$(7,197)

6. Restructuring and infrequent and unusual charges

        During the six months ended June 30, 2002, the Company recorded infrequent and unusual charges of $31.7 million. These charges included $25.9 million, $4.1 million, $0.8 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $31.7 million charge included an $18.3 million write-down of idled property, plant and equipment, $8.7 million of employee separation costs (422 personnel) and $4.7 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred.

        As of June 30, 2002, $5.6 million and $0.9 million was reflected as accrued liabilities in the condensed consolidated balance sheet related to employee separation costs and other facility closure costs, respectively.

        During the six months ended June 30, 2001, the Company recorded infrequent and unusual charges of $1.0 million related to operational restructuring activities at Superior Israel.

7. Debt

        The Company's principal debt arrangements (exclusive of debt of Superior Israel which is financed under separate credit arrangements and is non-recourse to Superior and its subsidiaries other than Superior Israel) include borrowings under a senior credit facility and an accounts receivable securitization facility, as well as outstanding senior subordinated notes. The Company finances its operating activities, debt service requirements and other capital requirements from operating cash flow and from availability under its revolving credit facility and allowable borrowings under its accounts receivable securitization financing arrangement.

        The revolving credit facility is a component of the senior credit facility which is also comprised of a Term Loan A ($307 million outstanding at June 30, 2002) and a Term Loan B ($390 million outstanding at June 30, 2002), all of which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). During December 2001 and March 2002, the Company entered into amendments to the Credit Agreement which included, among other things, (i) a reduction in operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) a deferral until January 31, 2003 of term loan payments otherwise due on June 30, 2002 amounting to $19.4 million and (iii) elimination of a required $175 million accelerated term loan payment due on January 3, 2003. Additionally, as further discussed herein and in Note 2, in July 2002 the Company entered into a further amendment to the Credit Agreement which deferred until September 15, 2002 the July and August 2002 term loan payments and waived certain financial covenants for June and July of 2002.

        The revolving credit facility provides for borrowings up to $214 million through November 2002 and $225 million thereafter and matures in May 2004; $184 million was outstanding under the revolving credit facility at June 30, 2002.

        The Company's accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At June 30, 2002, $142 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. The accounts receivable securitization facility which was scheduled to expire on June 30, 2002, has been extended through September 30, 2002. The Company is currently negotiating a commitment letter with another financial institution for a longer-term replacement financing of such facility. However, the Company's ability to complete this refinancing is subject to a number of conditions, including satisfactory completion of documentation related to the replacement facility and closing of such financing prior to September 30, 2002. In addition, closing of the transaction is subject to approval by a majority of the lenders under the Credit Agreement of the terms of such refinancing. Failure to obtain an alternative receivables financing arrangement or to obtain further extensions under the existing receivables financing arrangement is an event of default under the Credit Agreement, would result in a substantial liquidity shortfall and would also probably result in acceleration of all debt owed under the Credit Agreement as well as all debt cross-defaulted with this facility.

        In addition to the senior credit facility and the accounts receivable securitization facility, the Company's other principal debt obligation includes $209 million outstanding under Senior Subordinated Notes which are due in 2007 and have no principal amortization requirements. In December 2001, the Company entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment granted the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Additionally, pursuant to this amendment the Company's principal stockholder, The Alpine Group, Inc. ("Alpine"), provided a funded cash commitment on behalf of the Company that made available sufficient cash to make one quarterly cash interest payment in 2002, (i.e., May 2002). A PIK note was issued (in lieu of cash) for the February 2002 interest payment, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the August and November quarterly interest payments, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 11% and LIBOR plus 12%, respectively. In consideration for its funding of the aforementioned interest payment under the Senior Subordinated Notes, Alpine was issued a PIK note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid by the borrower under the Senior Subordinated Notes, with interest payments being made solely through the issuance of additional PIK notes in favor of Alpine at any time that cash interest is not being paid currently to the holders of the Senior Subordinated Notes.

        In order to maintain adequate liquidity to continue to operate its business on a normal basis, the Company must generate sufficient cash flow to meet scheduled payments on its term loans A and B so as not to be in default under the Credit Agreement. Term loan repayment requirements amount to $58 million for the remaining six months of 2002 (with the next payment due on September 15, 2002), $71 million for the first six months of 2003 and $135 million for the second six months of 2003. Additionally, in order not to be in default under the Credit Agreement, the Company must maintain compliance with certain financial covenants including an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined. Such financial covenant ratios for 2002 are at reduced levels from financial covenant requirements in 2001; however, in 2003, such financial covenants require a substantial improvement in operating results to maintain compliance. Failure to maintain compliance would require the Company to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default under the Credit Agreement.

        As discussed in Note 2, the Company's operating results and cash flow have declined substantially over the past twelve months. Despite these conditions, through June 30, 2002, the Company has met all of its principal and interest payments and other obligations. Further, as discussed below, the Company is in compliance with its financial covenant requirements (as amended) as of June 30, 2002.

        In July 2002, the Company entered into a further amendment to its Credit Agreement (the "Interim Amendment"), which waived financial covenant compliance for June and July 2002 and deferred until September 15, 2002 principal repayments due in July and August 2002. However, by September 15, 2002, the Company must be in compliance with its covenants applicable to the August 2002 month-end.

        The Interim Amendment also was entered into to allow the Company and its principal senior lenders time to attempt to negotiate by September 15, 2002 a further amendment to the Credit Agreement. If obtained such a further Credit Agreement amendment would include (i) consent for certain asset sales which would generate proceeds for debt reduction; (ii) an elimination or substantial reduction in term loan principal repayment requirements for the remainder of 2002 and 2003; (iii) reduction in financial covenant performance requirements for 2002 and 2003 and (iv) consent of lenders under the Credit Agreement to allow the Company to enter into a replacement receivables securitization financing facility. In addition to and in conjunction with discussions with the lenders under the Credit Agreement, the Company is also in discussions with the holders of the Senior Subordinated Notes to allow the Company to continue to pay interest on the Senior Subordinated Notes in the form of PIK Notes rather than cash through 2003.

        While the Company believes it is progressing with discussions for the aforementioned Credit Agreement amendments, there can be no assurance that any such amendment will be obtained by September 15, 2002. If an amendment to the Credit Agreement is not obtained and the Company is unable to meet its financial covenant compliance requirements on September 15, 2002 (or on subsequent dates), or if the Company is not able to meet its principal term loan amortization requirements on September 15, 2002 (or on subsequent dates) then the Company would be in default under its Credit Agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the Credit Agreement including the Senior Subordinated Notes and the accounts receivable securitization facility.

        Based on the uncertainty as to the Company's ability to successfully effect such amendments under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt related to such arrangements as current liabilities in the accompanying June 30, 2002 condensed consolidated balance sheet.

8. Loss per share

        The computation of basic and diluted loss per share for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share	$(25,256)	21,360	$(1.18)	$(2,347)	20,570	$(0.11)

Diluted loss per common share	$(25,256)	21,360	$(1.18)	$(2,347)	20,570	$(0.11)

	Six Months Ended June 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share before cumulative effect of accounting change for goodwill impairment	$(46,426)	21,201	$(2.19)	$(6,549)	20,499	$(0.32)
Cumulative effect of accounting change for goodwill impairment	(424,503)	21,201	(20.02)	—	—	—

Basic loss per common share	$(470,929)	21,201	$(22.21)	$(6,549)	20,499	$(0.32)

        The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the loss per share calculation for the three and six months ended June 30, 2002 and 2001 as the impact would be anti-dilutive.

        As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to its acquisition by the Company. At June 30, 2002 and 2001, the dilutive impact of such stock options to the Company's loss per share calculation was immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net sales:
Communications	$138,390	$216,345	$263,625	$421,976
OEM	131,757	139,793	260,087	290,384
Electrical	121,650	130,709	244,863	252,803

	$391,797	$486,847	$768,575	$965,163

Operating income (loss):
Communications	$8,738	$35,781	$15,444	$65,701
OEM	12,225	12,863	22,407	28,803
Electrical	(2,943)	(3,883)	(5,979)	(5,896)
Corporate and other	(6,117)	(6,719)	(11,280)	(12,765)
Amortization of goodwill	—	(5,265)	—	(10,530)
Infrequent and unusual charges	(19,089)	(202)	(31,679)	(1,025)

	$(7,186)	$32,575	$(11,087)	$64,288

	June 30, 2002	December 31, 2001
	(in thousands)
Total assets:
Communications	$447,657	$482,886
OEM	294,800	294,674
Electrical	258,472	256,370
Corporate and other (including goodwill)	413,100	842,009

	$1,414,029	$1,875,939

10.    New accounting standards

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires entities to record a liability for a cost associated with an exit activity or disposal activity when that liability is incurred and can be measured. A liability is incurred when an event obligates the entity to transfer or use assets. Commitment to an exit plan or plan of disposal no longer will meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company will apply SFAS No. 146 as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications; (ii) original equipment manufacturer ("OEM"); and (iii) electrical. The Communications Group includes communications wire and cable products sold primarily to telephone companies and, to a lesser degree, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

        Industry segment financial data (including sales and operating income by industry segment) for the three and six month periods ended June 30, 2002 and 2001 is included in Note 9 to the accompanying condensed consolidated financial statements.

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

Results of Operations—Three and Six Month Periods Ended June 30, 2002 as Compared to the Three and Six Month Periods Ended June 30, 2001

        Consolidated sales for the quarter ended June 30, 2002 were $391.8 million, a decrease of 20% as compared to sales of $486.8 million for the quarter ended June 30, 2001. Adjusted for a constant cost of copper, the sales decline in the June 2002 quarter as compared to the June 2001 quarter was approximately 18%.

        Communications Group sales for the June 30, 2002 quarter were $138.4 million, a decrease of 34% on a copper-adjusted basis from the June 30, 2001 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 42% reduction in comparative sales of copper outside plant ("OSP") cables (the largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of the Company's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continued in 2002.

        OEM Group sales were $131.8 million for the quarter ended June 30, 2002, a copper-adjusted decline of 4% as compared to the June 30, 2001 quarter. The sales decline in the June 30, 2002 quarter as compared to the June 30, 2001 quarter was due to reduced demand for magnet wire from the Company's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector. OEM Group sales for the June 30, 2002 quarter did increase 2% on a copper-adjusted basis as compared to the quarter ended March 31, 2002 (which followed an 11% sequential quarter sales growth in the March 31, 2002 quarter as compared to the December 31, 2001 quarter). The sequential quarter improvement in revenues reflects moderate strengthening in demand from the Company's core industrial sector customers, generally consistent with the gradual improvement in overall economic conditions.

        Electrical Group sales were $121.7 million for the June 30, 2002 quarter representing a decrease of 6% on a copper-adjusted basis as compared to the quarter ended June 30, 2001. The comparative sales decline was due principally to continuing extremely weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market.

        Consolidated sales for the six month period ended June 30, 2002 were $768.6 million, a decrease on a copper-adjusted basis of 18% as compared to sales of $965.2 million for the six month period ended June 30, 2001. The comparative reduction in sales for the 2002 six month period was due primarily to comparative declines of 35% in Communications Group sales which was due principally to the aforementioned reduction in spending by the Company's telephone company customers along with a smaller comparative decline in OEM Group sales (8% copper-adjusted sales decline).

        Gross profit for the June 30, 2002 quarter was $48.6 million, a decline of $29.9 million as compared to gross profit of $78.5 million for the quarter ended June 30, 2001. The gross profit margin in the June 30, 2002 quarter was 12.4%, a 0.3% improvement on a copper-adjusted basis as compared to the March 31, 2002 quarter and a decline on a copper-adjusted basis of 3.9%, as compared to the prior year June quarter. The comparative decline in gross profit margin as compared to the prior year June quarter was primarily the result of (i) continued depressed pricing conditions in the building wire market (Electrical Group), partially offset by productivity gains and manufacturing cost reductions and (ii) the impact of competitive pricing conditions and unfavorable manufacturing cost absorption (due to lower production rates) in the Communications Group. Manufacturing cost absorption and gross profit margins should be favorably impacted in future periods from the benefit of cost reductions associated with the recent facility closures in the Communications Group and OEM Group which will allow for production throughput improvement and cost absorption improvement in the Company's remaining manufacturing facilities.

        For the six month period ended June 30, 2002, gross profit was $94.6 million, a decline of 4.3% as compared to the prior year six month period. The comparative decline in gross profit was principally the result of lower sales and lower gross profit margins associated with the aforementioned spending reductions by the telephone companies, pricing pressures and the impact of the weak industrial sector economic conditions.

        Selling, general and administrative expense ("SG&A expense") for the three and six month periods ended June 30, 2002 was $36.7 million and $74.0 million, as compared to SG&A expense of $40.4 million and $80.2 million respectively, for the three and six month periods ended June 30, 2001. The decline in SG&A expense in the 2002 three and six month periods is due to cost reductions in all of the Company's business units in response to reduced sales and commercial activity.

        The Company incurred infrequent and unusual charges of $19.1 million and $31.7 million for the three and six month periods ended June 30, 2002, respectively, which includes non-cash charges for the write-down of property, plant and equipment of $9.8 million and $18.3 million, respectively. These charges reflect (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of the Electrical Group's Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. For the three and six month period ended June 30, 2001, the Company incurred infrequent and unusual charges of $0.2 million and $1.0 million, respectively, related to restructuring activities of Superior Israel.

        The Company incurred an operating loss for the June 30, 2002 quarter of $7.2 million. Before infrequent and unusual charges, the Company generated operating income of $11.9 million, a decline of $20.9 million as compared to the June 30, 2001 quarter. For the six month period ended June 30, 2002, the Company incurred an operating loss of $11.1 million. Before non-recurring charges, the Company generated operating income of $20.6 million, a decline of $44.7 million as compared to the June 30, 2001 six month period. The comparative decline in operating income for the current year three and six month period was principally attributable to lower sales in the Communications Group and reduced gross margins, primarily in the Company's Communications and Electrical business segments.

        Interest expense for the three and six month periods ended June 30, 2002 was $27.4 million and $52.7 million, respectively, representing a decrease of $3.1 million and $10.2 million, respectively, over the prior year three and six month period. The decrease in interest expense reflects substantially lower short-term (LIBOR) interest rates in the current year three and six month periods, partially offset by increased interest spreads over LIBOR on the Company's Senior Subordinated Notes, which interest is being paid in the form of PIK Notes rather than cash (see Note 7 to Condensed Consolidated Financial Statements).

        Loss before infrequent and unusual charges for the quarter ended June 30, 2002 was $13.0 million or $0.61 per diluted share as compared to net income before infrequent and unusual charges and goodwill amortization charges of $3.0 million or $0.15 per diluted share for the quarter ended June 30, 2001. Net loss for the June 30, 2002 quarter was $25.3 million or $1.18 per diluted share as compared to a net loss of $2.3 million or $0.11 per diluted share for the quarter ended June 30, 2001. The increase in the net loss in the current period was due principally to lower operating income and the impact of infrequent and unusual charges partially offset by lower interest costs.

        For the six month period ended June 30, 2002, net loss before infrequent and unusual charges and before the cumulative effect of accounting change for goodwill impairment was $26.3 million or $1.24 per diluted share as compared to income of $4.5 million or $0.22 per diluted share for the six month period ended June 30, 2001. As further discussed in Note 3 to the June 30, 2002 Condensed Consolidated Financial Statements, during the six months ended June 30, 2002 the Company incurred a $424.5 million non-cash charge related to the impairment of goodwill which was recorded in connection with the Company's adoption of SFAS No. 142. As a result, the Company incurred a net loss for the six month period ended June 30, 2002 of $470.9 million or $22.21 per diluted share. For the June 30, 2001 six month period the Company incurred a net loss of $6.5 million or $0.32 per diluted share.

Liquidity and Capital Resources

        For the six months ended June 30, 2002, the Company used $25.3 million in cash flows in operating activities consisting of $4.6 million in cash flows used by operations (net loss plus non-cash charges) and $20.7 million in cash flows used for net working capital changes. Cash used for net working capital included an anticipated seasonal increase in receivables of $34.9 million (which was partially funded by $17.4 million in borrowings under the accounts receivable securitization facility) partially offset by inventory reductions of $27.2 million. Cash used for investing activities amounted to $2.7 million and included capital expenditures of $5.6 million offset by payments received on pre-arranged long-term loans made to one of Superior Israel's principal customers. Cash provided by financing activities amounted to $16.1 million, consisting of borrowings under the Company's revolving credit facilities ($14.1 million), borrowings under its accounts receivable securitization facility ($17.4 million) and payment-in-kind note issuances offset principally by term loan amortization payments.

        The Company finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate financing arrangements and are non-recourse to Superior and its subsidiaries other than Superior Israel) and other capital requirements principally from (i) operating cash flow; (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement. As a result of reductions in operating performance and operating cash flow over the past twelve months, funding available under the revolving credit facility and the accounts receivable securitization has been essential in financing the Company's operating activities and other commitments.

        The revolving credit facility provides for borrowings up to $214 million through November 2002 and $225 million thereafter, and matures in May 2004; $184 million was outstanding under the revolving credit facility at June 30, 2002, and $175 million was outstanding under the facility at July 31, 2002. The revolving credit facility along with term loan A and term loan B comprise the Company's senior credit facilities which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). The total balance outstanding on term loans A and B at June 30, 2002 was $697 million. Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios (discussed further herein), limitations on the amount of dividends the Company is allowed to pay on its capital stock and restrictions on additional indebtedness. Violation of these covenants is an event of default under the Credit Agreement and would likely result in acceleration of debt thereunder.

        The Company's accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At June 30, 2002, $142 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. The accounts receivables securitization facility which was scheduled to expire on June 30, 2002, has been extended through September 30, 2002. The Company is currently negotiating a commitment letter with another financial institution for a longer-term replacement financing of such facility. However, the Company's ability to complete this refinancing is subject to a number of conditions, including satisfactory completion of documentation related to the replacement facility and closing of such financing prior to September 30, 2002. In addition, closing of the transaction is subject to approval by a majority of the lenders under the Credit Agreement of the terms of such refinancing. Failure to obtain an alternative receivables financing arrangement or to obtain further extensions under the existing receivables financing arrangement is an event of default under the Credit Agreement, would result in a substantial liquidity shortfall and also would probably result in acceleration of all debt owed under the Credit Agreement as well as all debt cross-defaulted with the facility.

        In addition to the above, the Company also has outstanding $209 million in Senior Subordinated Notes due in May 2007.

        During December 2001 and March 2002, the Company entered into amendments to the Credit Agreement which included, among other things, (i) a reduction in operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) a deferral until January 31, 2003 of term loan payments otherwise due on June 30, 2002 amounting to $19.4 million and (iii) elimination of a required $175 million accelerated term loan payment due on January 3, 2003. Additionally, as further discussed herein, in July 2002 the Company entered into a further amendment to the Credit Agreement which deferred until September 15, 2002 the July and August 2002 term loan payments and waived certain financial covenants for June and July of 2002.

        In December 2001, the Company entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment granted the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes in lieu of cash interest payments. Additionally, pursuant to this amendment the Company's principal stockholder, The Alpine Group, Inc., provided a funded cash commitment on behalf of the Company that made available to the Company sufficient cash to make one quarterly cash interest payment in

2002 (i.e., May 2002). A PIK note was issued (in lieu of cash) for the February 2002 interest payment, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the August and November quarterly interest payments, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 11% and LIBOR plus 12%, respectively. In consideration for its funding of the aforementioned interest payment under the Senior Subordinated Notes, Alpine was issued a PIK Note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid by the borrower under the Senior Subordinated Notes, with interest payments being made solely through the issuance of additional PIK Notes in favor of Alpine at any time that cash interest is not being paid currently to the holders of the Senior Subordinated Notes.

        At July 31, 2002, the Company had unused and excess borrowing availability under its revolving credit facility of $28 million and cash on hand of $7 million resulting in total operating funds availability of $35 million.

        The Company's operating income and results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. The Company believes the recent declines in consolidated sales relate to generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduction in operating income and resulting reduced levels of operating cash flow, the Company has taken actions to reduce cash outlay requirements for servicing interest costs, distributions on its Trust Convertible Preferred Securities and capital expenditures. Also, as a result of the recent amendments to the Credit Agreement, the Company's term loan principal amortization requirements have been reduced in 2002 as compared to 2001.

        The Company is currently benefiting from the substantial reduction in market interest rates that has occurred over the past eighteen months which, along with the Company's option to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash under certain circumstances, is resulting, and is expected to continue to result, in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001. For the first six months of 2002, the Company incurred cash interest costs of $32 million as compared to $48 million in the first six months of 2001. Capital expenditures are expected to approximate $15-$20 million in 2002. For the first six months of 2002, capital expenditures were only $6 million as compared to $14 million for the first six months of 2001. The Company also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which will result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001. In addition to outlays for cash interest and capital expenditures, the Company also has principal amortization requirements on its term loans A and B, which aggregate $74 million during 2002 (as compared to $80 million in 2001). In total, the Company's 2002 cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization are estimated to be more than $50 million less than comparable outflows in 2001.

        Notwithstanding these reductions in required cash outflows for 2002, the Company's ability to meet its remaining scheduled term loan principal payments in 2002 is subject to significant improvement in its operating performance and cash flow as compared to the first six months of 2002. In order to maintain adequate liquidity to continue to operate its business on a normal basis, the Company must generate sufficient cash flow to meet such payments so as not to be in default under the Credit Agreement. Term loan repayment requirements amount to $58 million for the remaining six months of 2002 (with the next payment due on September 15, 2002), $71 million for the first six months of 2003 and $135 million for the second six months of 2003. Additionally, in order not to be in default under the Credit Agreement the Company must maintain compliance with certain financial covenants including an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined. Such financial covenant ratios for 2002 are at reduced levels from financial covenant requirements in 2001; however, in 2003, such financial covenants require a substantial improvement in operating results to maintain compliance. Failure to maintain compliance would require the Company to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default under the Credit Agreement.

        The Company entered into a further amendment to its Credit Agreement, (the "Interim Amendment") in July 2002 which waived financial covenant compliance for June and July 2002 (however, by September 15, 2002 the Company must be in compliance with its covenants applicable to the August 2002 month-end) and deferred until September 15, 2002 principal repayments due in July and August 2002.

        The Interim Amendment also was entered into to allow the Company and its principal senior lenders time to attempt to negotiate by September 15, 2002 a further amendment to the Credit Agreement. If obtained such a further Credit Agreement amendment would include (i) consent for certain asset sales which would generate proceeds for debt reduction; (ii) an elimination or substantial reduction in term loan principal repayment requirements for the remainder of 2002 and 2003; (iii) reduction in financial covenant performance requirements for 2002 and 2003 and (iv) consent of lenders under the Credit Agreement to allow the Company to enter into a replacement receivables securitization financing facility. In addition to and in conjunction with discussions with the senior lenders under the Credit Agreement, the Company is also in discussions with the holders of the Senior Subordinated Notes to allow the Company to continue to pay interest on the Senior Subordinated Notes in the form of PIK Notes rather than cash through 2003.

        While the Company is progressing with discussions for the aforementioned Credit Agreement amendments, there can be no assurance that such will be obtained by September 15, 2002. If an amendment to the Credit Agreement substantially in conformity with the description above is not obtained and the Company is unable to meet its financial covenant compliance requirements on September 15, 2002 (or on subsequent dates), or if the Company is not able to meet its principal term loan amortization requirements on September 15, 2002 (or on subsequent dates), then the Company would be in default under its Credit Agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the Credit Agreement including the Senior Subordinated Notes and the accounts receivable securitization facility.

        Based on the uncertainty as to the Company's ability to successfully effect such amendments under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt related to such arrangements as current liabilities in the June 30, 2002 Condensed Consolidated balance sheet.

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

PART II.    OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*	PIK Note dated as of May 20, 2002 by Superior Telecommunications Inc. in favor of The Alpine Group, Inc.
10.2*	Amendment Number Eight, dated as of July 29, 2002, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lendors, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent.
10.3*	Executive Employment Agreement dated effective as of August 1, 2002, between Superior TeleCom Inc., Essex Group, Inc. and H. Patrick Jack.
(b)
Reports on Form 8-K

  Superior TeleCom Inc. filed Form 8-K on May 10, 2002 regarding termination of Arthur Andersen and on June 4, 2002 regarding engagement of Deloitte & Touche.

  Superior TeleCom Inc. filed Form 8-K on August 13, 2002 regarding adoption of SFAS No. 142 "Goodwill and Other Intangible Assets."

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR TELECOM INC.
Date: August 14, 2002	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
PART II. OTHER INFORMATION
SIGNATURES