Form 10-Q
period 2002-09-30
SUPERIOR TELECOM INC
filed 2002-11-15
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2002
Common Stock, $.01 Par Value	21,382,749

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,987	$19,311
Accounts receivable (less allowance for doubtful accounts of $8,267 and $8,391 at September 30, 2002 and December 31, 2001, respectively)	210,656	201,376
Inventories, net	224,790	263,210
Other current assets	48,471	36,844

Total current assets	497,904	520,741
Property, plant and equipment, net	339,729	508,768
Long-term investments and other assets	95,944	95,887
Goodwill (net of accumulated amortization and impairment charges of $495,048 and $70,541 at September 30, 2002 and December 31, 2001, respectively)	326,107	750,543

Total assets	$1,259,684	$1,875,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$136,715	$124,388
Current portion of Superior Israel long-term debt	31,823	31,482
Current portion of long-term debt	1,101,505	73,311
Accounts payable	79,314	110,465
Accrued expenses	102,689	93,446

Total current liabilities	1,452,046	433,092
Long-term debt, less current portion	106,823	1,128,214
Minority interest in subsidiary	1,954	5,393
Other long-term liabilities	52,810	96,460

Total liabilities	1,613,633	1,663,159

Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	136,949	136,040
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $.01 par value; 35,000,000 shares authorized; 22,177,959 and 21,667,661 shares issued at September 30, 2002 and December 31, 2001, respectively	222	217
Capital in excess of par value	44,573	43,651
Accumulated other comprehensive deficit	(15,106)	(12,164)
Retained earnings (deficit)	(502,209)	63,833

	(472,520)	95,537
Treasury stock, at cost; 795,210 shares at September 30, 2002 and 813,357 shares at December 31, 2001	(18,378)	(18,797)

Total stockholders' equity (deficit)	(490,898)	76,740

Total liabilities and stockholders' equity (deficit)	$1,259,684	$1,875,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$368,186	$420,306
Cost of goods sold	322,349	350,129

Gross profit	45,837	70,177
Selling, general and administrative expenses	37,285	36,139
Amortization of goodwill	—	5,264
Unusual charges	1,077	—
Impairment charges on long-lived assets to be sold	114,497	—

Operating income (loss)	(107,022)	28,774
Interest expense	(30,099)	(27,616)
Other income (expense), net	(746)	(572)

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and minority interest	(137,867)	586
Benefit (provision) for income taxes	46,002	(1,020)

Loss before distributions on preferred securities of Superior Trust I and minority interest	(91,865)	(434)
Distributions on preferred securities of Superior Trust I	(4,172)	(3,819)

Loss before minority interest	(96,037)	(4,253)
Minority interest in net loss of subsidiary	1,111	328

Net loss	$(94,926)	$(3,925)

Net loss per share of common stock:
Basic	$(4.44)	$(0.19)

Diluted	$(4.44)	$(0.19)

Weighted average shares outstanding:
Basic	21,362	20,690

Diluted	21,362	20,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Net sales	$1,136,761	$1,385,469
Cost of goods sold	996,343	1,159,245

Gross profit	140,418	226,224
Selling, general and administrative expenses	111,274	116,343
Amortization of goodwill	—	15,794
Unusual charges	32,756	1,025
Impairment charges on long-lived assets to be sold	114,497	—

Operating income (loss)	(118,109)	93,062
Interest expense	(82,754)	(90,436)
Other income (expense), net	(2,321)	1,231

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(203,184)	3,857
Benefit (provision) for income taxes	71,192	(3,764)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(131,992)	93
Distributions on preferred securities of Superior Trust I	(12,395)	(11,434)

Loss before minority interest and cumulative effect of accounting change for goodwill impairment	(144,387)	(11,341)
Minority interest in net loss of subsidiary	3,035	867

Loss before cumulative effect of accounting change for goodwill impairment	(141,352)	(10,474)
Cumulative effect of accounting change for goodwill impairment	(424,503)	—

Net loss	$(565,855)	$(10,474)

Net loss per share of common stock:
Basic before cumulative effect of accounting change for goodwill impairment	$(6.65)	$(0.51)
Cumulative effect of accounting change for goodwill impairment	(19.97)	—

Net loss—basic	$(26.62)	$(0.51)

Diluted before cumulative effect of accounting change for goodwill impairment	$(6.65)	$(0.51)
Cumulative effect of accounting change for goodwill impairment	(19.97)	—

Net loss—diluted	$(26.62)	$(0.51)

Weighted average shares outstanding:
Basic	21,255	20,563

Diluted	21,255	20,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2002
	Shares	Amount
Common stock:
Balance at beginning of period	21,667,661	$217
Employee stock purchase plan	163,575	2
Stock grants	346,723	3

Balance at end of period	22,177,959	222

Capital in excess of par value:
Balance at beginning of period		43,651
Employee stock purchase plan		157
Compensation expense related to stock grants		765

Balance at end of period		44,573

Accumulated other comprehensive deficit:
Balance at beginning of period		(12,164)
Foreign currency translation adjustment		(271)
Change in unrealized gains (losses) on derivatives, net		(2,671)

Balance at end of period		(15,106)

Retained earnings (deficit):
Balance at beginning of period		63,833
Stock grants		(187)
Net loss		(565,855)

Balance at end of period		(502,209)

Treasury stock:
Balance at beginning of period	(813,357)	(18,797)
Stock grants from treasury stock	18,147	419

Balance at end of period	(795,210)	(18,378)

Total stockholders' deficit	21,382,749	$(490,898)

Comprehensive loss		$(568,797)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss before cumulative effect of accounting change for goodwill impairment	$(141,352)	$(10,474)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and goodwill amortization	34,942	49,868
Deferred distributions on Trust Convertible Preferred Securities	11,486	—
Amortization of deferred financing costs	11,481	4,391
Interest costs satisfied by payment-in-kind notes	14,172	—
Write-down of idled property, plant and equipment	18,279	—
Impairment charge on long-lived assets to be sold	114,497	—
(Benefit) provision for deferred taxes	(42,436)	3,799
Minority interest in losses of subsidiary	(3,035)	(867)
Change in assets and liabilities:
Accounts receivable, net	(12,219)	33,789
Inventories, net	36,809	(11,336)
Other current and non-current assets	(16,261)	(5,412)
Accounts payable and accrued expenses	(28,087)	(21,566)
Other, net	(747)	(1,425)

Cash flows (used for) provided by operating activities	(2,471)	40,767

Cash flows from investing activities:
Capital expenditures	(7,536)	(22,370)
Superior Israel customer loan repayments (advances)	6,156	(9,428)
Net proceeds from the sale of assets	—	3,810
Other	241	(678)

Cash flows used for investing activities	(1,139)	(28,666)

Cash flows from financing activities:
Short-term borrowings (repayments), net	12,586	(15,851)
Borrowings under revolving credit facilities, net	14,600	57,943
Debt issuance costs	(3,939)	—
Long-term borrowings—Israel	1,475	13,736
Repayments of long-term borrowings	(26,612)	(66,066)
Other, net	(209)	(1,113)

Cash flows used for financing activities	(2,099)	(11,351)

Effect of exchange rate changes on cash	385	—
Net (decrease) increase in cash and cash equivalents	(5,324)	750
Cash and cash equivalents at beginning of period	19,311	13,002

Cash and cash equivalents at end of period	13,987	$13,752

Supplemental disclosures:
Cash paid for interest	$65,062	$96,451

Cash (received) paid for income taxes, net	$(17,722)	$67

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

  Trust Convertible Preferred Securities

        Included in the condensed consolidated balance sheet are company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company ("Trust Convertible Preferred Securities"), totaling $136.9 million net of discount at September 30, 2002. The convertible debentures, which are the sole assets of Superior Trust I, accrue interest at the rate of 8.50% per annum and mature on March 30, 2014. Pursuant to the provisions of the related indenture, the Company may defer quarterly cash distribution payments on the Trust Convertible Preferred Securities for a period of up to twenty consecutive quarters, during which period unpaid distributions are cumulative and accrue additional interest at a rate of 8.50% per annum. Additionally, during such deferral period the Company, among other things, cannot pay dividends on or redeem or repurchase any of its capital stock. The Company elected to defer quarterly distributions on the Trust Convertible Preferred Securities for September 2001, December 2001, March 2002, June 2002, and September 2002. Based on restrictions included in a 2001 amendment to the Company's senior subordinated note credit agreement, the Company is currently restricted from paying such distributions in cash and will likely continue the deferral of such cash distributions for the foreseeable future.

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

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation or (iv) a non-designated derivative instrument. The Company currently engages in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a fair value hedge are recorded in the consolidated statements of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

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

2. Liquidity and operating plan

        The Company has indebtedness which is substantial in relation to its overall capital structure and current cash flows from operations. As of September 30, 2002, the Company had total debt of approximately $1.2 billion excluding (i) debt of its 50.2% owned Israeli subsidiary, Superior Cables, Limited ("Superior Israel"), which debt is non-recourse to Superior and its other subsidiaries and (ii) approximately $167 million of Trust Convertible Preferred Securities due in 2014. Further, as a result of net losses incurred during the nine month period ended September 30, 2002 (which losses include a $425 million non-cash write-off of goodwill in connection with implementation of SFAS No. 142—see Note 3; and a $77 million non-cash after tax charge for asset impairment—see Note 9), the Company has a deficit stockholders' equity as of September 30, 2002 of $491 million.

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

        The Company's results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. The Company believes the recent declines in consolidated sales relate to both generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduced level of operating results and the negative impact on operating cash flow, the Company has taken certain actions to reduce its debt service and other cash commitments in 2002 and 2003. Pursuant to agreements reached with its subordinated debt holders, the Company has suspended cash interest payments on its subordinated debt ($215 million principal balance at September 30, 2002) in 2002 and the Company has deferred for 2002 cash distributions on the Trust Convertible Preferred Securities (which deferral, in general, is contractually permitted for a period of up to 20 consecutive quarters). Additionally, as further discussed in Note 7, based upon a September 2002 amendment to the Company's senior bank credit agreement, all remaining term loan payment requirements for 2002 have been eliminated.

        In 2003, the Company expects to continue to defer payments of distributions on the Trust Convertible Preferred Securities and has initiated discussions with its subordinated debt holders to continue the suspension of cash interest payments through 2003 on the subordinated debt. Additionally, the September 2002 senior bank credit agreement amendment includes an elimination of term loan payments through June 30, 2003 (subject to certain contingent term loan payments which may be required as discussed below) and substantially reduced term loan principal amortization requirements in the second half of 2003. However, if the Company does not obtain an agreement from the subordinated debt holders to suspend cash interest payments on the subordinated debt for 2003 by January 15, 2003, the Company must then make an accelerated term loan payment of $50 million on such date.

        The Company must also meet certain financial covenant requirements so as to be in compliance with its principal credit agreements and have access to liquidity under its revolving credit facility. The September 2002 senior bank credit agreement amendment included a substantial modification to and reduction in operating performance required to comply with financial covenants for 2002 and 2003. Based upon these revised covenants, the Company was in compliance with such covenants at September 30, 2002 and expects to be in compliance for October 2002.

        As discussed in Note 9, the Company has entered into a definitive purchase agreement to sell certain assets (the "Asset Sale") including its Electrical wire operations, its electronics subsidiary (DNE Systems Inc.) and its 50.2% investment in Superior Israel for cash proceeds of $85 million and other consideration. The Company also expects to realize a cash tax benefit (through tax refunds) in 2003 of $25-$35 million as a result of the Asset Sale. Approximately $10 million of the Asset Sale cash proceeds would be available to increase liquidity under the Company's revolving credit facility and the balance (including cash tax refunds) would be applied as a permanent reduction of the Company's senior debt. Completion of the Asset Sale should favorably impact the Company's 2003 cash flow and liquidity as a result of the $10 million in cash proceeds being applied to revolver liquidity as well as the impact of reduced interest expense, capital expenditures and working capital requirements.

        The Company has also completed a replacement financing for its $160 million accounts receivable securitization financing facility which was due to expire on October 31, 2002. The replacement facility, which matures in February 2004, includes terms and conditions generally consistent with the expiring facility. The replacement facility provides the Company with continued access to financing of its commercial receivables on a basis substantially similar to past practice. The accounts receivable securitization facility is reflected as short-term borrowings in the accompanying condensed consolidated financial statements.

        While the September 2002 senior bank credit agreement amendment and the accounts receivable securitization replacement financing favorably impact the Company's 2002 and 2003 cash flow requirements, the ability to continue to meet ongoing debt service and other obligations is contingent upon, among other things, (i) obtaining the consent of the subordinated debt holders to continue to defer interest payments in 2003, thereby eliminating approximately $15 million in 2003 cash interest payments and $50 million in accelerated term loan amortization payments in 2003, (ii) completion of the Asset Sale and (iii) stabilization of, and an improvement in 2003 operating results. Additionally, as a result of the Company's current liquidity position and limited access to other available funding, the Company is exposed in the short term to the risk of fluctuations in cash flow resulting from periodic and unfavorable short term swings in working capital, sales and billings, and disbursements which could result in the Company being unable to meet its debt service and other commitments.

        If the Company is not able to meet its principal term loan amortization or interest payment requirements due to the uncertainties discussed herein or for other reasons, the Company would be in default under its senior credit agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the senior credit agreement including amounts outstanding under the subordinated debt and the accounts receivable securitization facility. If such acceleration occurs, the Company may be required to dispose of certain assets at values less than reflected in the accompanying condensed consolidated financial statements.

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

        The transitional rules for implementing SFAS No. 142 provide that an initial assessment as to whether there is an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 requires that any goodwill impairment that results from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        The Company completed its final determination of initial goodwill impairment in August 2002. As anticipated, the impact of recent economic conditions and industry specific conditions affecting the Company's business segments resulted in substantially reduced fair values and thus, gave rise to a non-cash goodwill impairment charge of $425 million including $167 million related to its Electrical segment and $258 million related to its OEM segment. The goodwill impairment charge was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142.

        This non-cash goodwill impairment charge does not impact the Company's liquidity, cash flow or its compliance with financial or other covenants under its principal credit agreements or other contractual arrangements.

        The table below reconciles the reported net loss (and related per share data) to an adjusted net income (and related per share data) assuming SFAS No. 142 had been applied as of January 1, 2001 rather than January 1, 2002.

	Three Months Ended September 30,
	2002	2001
	(in thousands, except per share data)
Reported net loss	$(94,926)	$(3,925)
Goodwill amortization	—	5,264

Adjusted net income (loss) before cumulative effect of accounting change	$(94,926)	$1,339

Basic loss per share of common stock:
Reported net loss	$(4.44)	$(0.19)
Goodwill amortization	—	0.25

Adjusted net income (loss) before cumulative effect of accounting change	$(4.44)	$0.06

Diluted loss per share of common stock:
Reported net loss	$(4.44)	$(0.19)
Goodwill amortization	—	0.25

Adjusted net income (loss) before cumulative effect of accounting change	$(4.44)	$0.06

	Nine Months Ended September 30,
	2002	2001
	(in thousands, except per share data)
Reported net loss	$(565,855)	$(10,474)
Cumulative effect of accounting change for goodwill impairment	424,503	—
Goodwill amortization	—	15,794

Adjusted net income (loss) before cumulative effect of accounting change	$(141,352)	$5,320

Basic loss per share of common stock:
Reported net loss	$(26.62)	$(0.51)
Cumulative effect of accounting change	19.97	—
Goodwill amortization	—	0.77

Adjusted net income (loss) before cumulative effect of accounting change	$(6.65)	$0.26

Diluted loss per share of common stock:
Reported net loss	$(26.62)	$(0.51)
Cumulative effect of accounting change	19.97	—
Goodwill amortization	—	0.77

Adjusted net income (loss) before cumulative effect of accounting change	$(6.65)	$0.26

4. Inventories, net

        At September 30, 2002 and December 31, 2001, the components of inventories were as follows:

	September 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$30,719	$37,743
Work in process	28,291	35,148
Finished goods	160,101	185,688

	219,111	258,579
LIFO reserve	5,679	4,631

	$224,790	$263,210

        Inventories valued using the LIFO method amounted to $136.7 million and $149.8 million at September 30, 2002 and December 31, 2001, respectively.

5. Comprehensive loss

        The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net loss before cumulative effect of accounting change for goodwill impairment	$(94,926)	$(3,925)	$(141,352)	$(10,474)
Cumulative effect of accounting change for goodwill impairment	—	—	(424,503)	—
Foreign currency translation adjustment	(962)	(1,852)	(271)	(2,460)
Change in unrealized gains (losses) on derivatives, net	(2,936)	63	(2,671)	23

Comprehensive loss	$(98,824)	$(5,714)	$(568,797)	$(12,911)

6. Restructuring and unusual charges

        During the nine months ended September 30, 2002, the Company recorded unusual charges of $32.8 million. These charges included $26.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $32.8 million charge included a $18.3 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs (422 personnel) and $5.5 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. At September 30, 2002, $5.1 million, primarily related to employee separation costs, is included in accrued liabilities in the condensed consolidated financial statements.

        During the nine months ended September 30, 2001, the Company recorded unusual charges of $1.0 million related to operational restructuring activities at Superior Israel.

7. Debt

        The Company's principal debt arrangements (exclusive of the debt of Superior Israel which is financed under separate credit arrangements and is non-recourse to Superior and its subsidiaries other than Superior Israel) include borrowings under a senior credit facility and an accounts receivable securitization facility, as well as outstanding Senior Subordinated Notes. The Company finances its operating activities, debt service requirements and other capital requirements from operating cash flows, availability under its revolving credit facility and allowable borrowings under its accounts receivable securitization financing arrangement.

        The revolving credit facility is a component of the senior credit facility which is also comprised of a Term Loan A ($307 million outstanding at September 30, 2002) and a Term Loan B ($390 million outstanding at September 30, 2002), all of which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). During December 2001 and March 2002, the Company entered into amendments to the Credit Agreement which included, among other things, a reduction in operating performance levels required to meet certain financial covenants, a deferral until 2003 of certain term loan payments otherwise due on June 30, 2002 and the elimination of a required $175 million accelerated term loan payment due on January 3, 2003. In September 2002, the Company entered into a further amendment to the Credit Agreement which included, among other things, (i) an elimination of all regularly scheduled term loan principal amortization through June 30, 2003 and a substantial reduction in regularly scheduled term loan principal amortization during the second half of 2003; (ii) a contingent $50 million term loan amortization payment due on January 15, 2003, but only if the Company has not obtained by such date the consent of the Company's Senior Subordinated Note holders to continue to suspend cash interest payments on such debt through 2003 (discussed further below); (iii) a further reduction through 2003 in operating performance levels required to meet certain financial covenant requirements; (iv) an acceleration to the maturity date of Term Loan B to May 2004 and (iv) the consent for the Company to complete the Asset Sale (discussed further below).

        The revolving credit facility provides for borrowings up to $214 million and matures in May 2004. At September 30, 2002, $181 million was outstanding under the revolving credit facility.

        The Company's expiring accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At September 30, 2002, $137 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. On November 6, 2002, the Company refinanced its expiring accounts receivables securitization program on terms and conditions generally consistent with the expiring facility. The replacement accounts receivable securitization financing facility matures in February 2004. The accounts receivable securitization facility is reflected as short-term borrowings in the accompanying condensed consolidated financial statements.

        In addition to the senior credit facility and the accounts receivable securitization facility, the Company's other principal debt obligations include $215 million outstanding under Senior Subordinated Notes which are due in 2007 and have no principal amortization requirements. In December 2001, the Company entered into an amendment to the agreement governing the Senior Subordinated Notes which granted the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Additionally, pursuant to this amendment the Company's principal stockholder, The Alpine Group, Inc. ("Alpine"), provided a funded cash commitment on behalf of the Company that made available sufficient cash to make one quarterly cash interest payment in 2002. A PIK note was issued (in lieu of cash) for the May 2002 and the August 2002 interest payments, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 11% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the November quarterly interest payment, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 12%. In consideration for its funding of the February 2002 interest payment under the Senior Subordinated Notes, Alpine was issued a PIK note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid under the Senior Subordinated Notes, with interest payments being made solely through the issuance of additional PIK notes in favor of Alpine at any time that cash interest is not being paid currently to the holders of the Senior Subordinated Notes.

        The Company is currently in discussions with the holders of the Senior Subordinated Notes to continue to allow the Company to make interest payments through 2003 in the form of PIK Notes rather than cash. There can be no assurance as to the outcome of these discussions, and if such consent is not obtained by January 15, 2003, the Company is required pursuant to the Credit Agreement to make a special one-time $50 million term loan payment on such date.

        In order to maintain adequate liquidity to operate its business on a normal basis, the Company must generate sufficient cash flow to meet interest payments under its Credit Agreement (and, to the extent the aforementioned consents are not obtained from the holders of the Senior Subordinated Notes, interest on the Senior Subordinated Notes) as well as principal payments on its Term Loans A and B so as not to be in default under the Credit Agreement. As previously discussed, as a result of the September 2002 Credit Agreement amendment, the Company's regularly scheduled term loan principal repayment requirements have been substantially reduced for 2002 and 2003. The Company does not have any regularly scheduled term loan principal repayment requirements for the balance of 2002 or for the first six months of 2003. Scheduled principal repayments for the second half of 2003 total $35 million. As noted above, however, the Company does have a contingent $50 million term loan repayment due January 15, 2003, but only if the Company does not obtain by such date the aforementioned consent of the holders of the Senior Subordinated Notes to continue to accept PIK Notes in lieu of cash for interest payments otherwise due under the Senior Subordinated Notes in 2003.

        Additionally, in order not to be in default under the Credit Agreement, the Company must maintain compliance with certain financial covenants including a minimum EBITDA test as defined therein, and beginning in July 2003 an interest coverage ratio as defined therein. As a result of the September 2002 Credit Agreement amendment, such financial covenants for the remainder of 2002 and 2003 are at reduced levels from the comparable financial covenant requirements in 2001 and the first half of 2002. Failure to maintain compliance with these revised financial covenants would require the Company to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default under the Credit Agreement.

        As discussed in Note 2 and Note 9, the Company has also entered into a definitive purchase agreement in respect of the Asset Sale which, if consummated, would generate approximately $110-$120 million in cash purchase price proceeds and cash tax benefits related to the sale. The September 2002 Credit Agreement amendment provides that approximately $10 million of such proceeds may be retained by the Company for liquidity and general corporate purposes with the balance applied to a permanent reduction in borrowings under the accounts receivable securitization financing facility and borrowings under the Credit Agreement.

        In conjunction with the September 2002 Credit Agreement amendment and the contemplated Asset Sale to Alpine, the Company entered into an agreement with Steven S. Elbaum, Chairman and Chief Executive Officer of the Company, pursuant to which Mr. Elbaum will resign as CEO of the Company upon the earlier of December 31, 2002 and the appointment of a successor. Mr. Elbaum will continue to serve as the Chairman of the Board of Directors of the Company. The agreement provides that Mr. Elbaum will receive from the Company, in lieu of amounts otherwise due to Mr. Elbaum upon the termination of his employment agreement and in consideration of a covenant not to compete, (a) a payment of $750,000 and (b) an additional $750,000 only if the definitive purchase agreement with Alpine is terminated and the Company enters into a definitive agreement for the Asset Sale with another party, which payments in the aggregate represent an amount that in general is less than the amount that Mr. Elbaum would be entitled to receive in the event he were to be terminated under his employment agreement.

        As discussed in Note 2, the Company's operating results and cash flows have declined substantially over the past twelve months, resulting in the Company being required to obtain multiple amendments to its Credit Agreement for, among other things, the rescheduling of term loan principal repayments and the revision of financial covenants. Despite the reduction in debt service cash requirements for 2002 and 2003 and reduced financial covenant performance requirements, the Company's ability to meet its debt service obligations and continue to maintain compliance with financial covenants for the next twelve months is contingent upon the Company not experiencing further declines in its operating income or EBITDA for the remainder of 2002 and generating a moderate improvement in operating income and EBITDA, particularly in the second half of 2003. Further, if the Company is not successful in obtaining consents from the holders of its Senior Subordinated Notes related to the suspension of cash interest payments in 2003, it would not be able to meet, in any event, the contingent $50 million term loan payment required under the September 2002 Credit Agreement amendment.

        Based upon the uncertainty surrounding future operating results, cash flow (including risks associated with the Company's current liquidity position and the resulting exposure to short term fluctuations in working capital, sales and disbursements), and the Company's ability to meet all of its debt service obligations (including the contingent $50 million term loan payment, if such payment is required) and the resulting consequences of such, which would include an acceleration of all amounts owed under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt under the Credit Agreement and Senior Subordinated Notes as current liabilities on the accompanying September 30, 2002 condensed consolidated balance sheet. If such acceleration occurs, the Company may be required to dispose of certain assets at values less than reflected in the accompanying condensed consolidated financial statements.

8. Loss per share

        The computation of basic and diluted loss per share for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share	$(94,926)	21,362	$(4.44)	$(3,925)	20,690	$(0.19)

Diluted loss per common share	$(94,926)	21,362	$(4.44)	$(3,925)	20,690	$(0.19)

	Nine Months Ended September 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share before cumulative effect of accounting change for goodwill impairment	$(141,352)	21,255	$(6.65)	$(10,474)	20,563	$(0.51)

Cumulative effect of accounting change for goodwill impairment	(424,503)		(19.97)	—		—

Basic loss per common share	$(565,855)	21,255	$(26.62)	$(10,474)	20,563	$(0.51)

        The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the loss per share calculation for the three and nine months ended September 30, 2002 and 2001 as the impact would be anti-dilutive.

        As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to investment by the Company therein. At September 30, 2002 and 2001, the dilutive impact of such stock options to the Company's loss per share calculation was immaterial.

9. Asset divestitures and asset impairment

        On October 31, 2002, the Company entered into a definitive purchase agreement with Alpine for the sale to a wholly-owned subsidiary of Alpine ("Buyer") of (i) substantially all of the assets comprising the Electrical wire business (including the assumption of accounts payable, accruals and other liabilities associated with the Electrical wire business), (ii) 100% of the common stock of the Company's electronics subsidiary, DNE Systems Inc., ("DNE") and (iii) the Company's interest in Superior Israel. The total purchase price is comprised of $85 million in cash proceeds, the assumption of certain liabilities by the Buyer and a stock purchase warrant issued to Superior representing the option to acquire an approximate 20% equity interest in the Buyer's subsidiary which will own the operations of the divested Electrical wire business. The Asset Sale (if consummated in 2002) is also anticipated to generate $25-$35 million in incremental cash tax refunds expected to be received in 2003.

        Closing of the Asset Sale is conditioned upon certain third party consents and approvals, mutual agreements on certain transitional and supply issues related to the divested operations and business and consummation of financing for the transaction. Either party to the agreement may terminate the agreement if the Asset Sale does not close by December 15, 2002.

        The assets and operating results of the divested businesses will be reflected as a component of continuing operations until the date of sale due to the Company's continuing interest and involvement in the divested assets through the aforementioned stock purchase warrant and other transitional and continuing supply agreements. At September 30, 2002, the net assets related to the operations to be divested were approximately $123 million. Related revenues were $152 million and $472 million for the three and nine month periods ended September 30, 2002, respectively, and $158 million and $494 million for the three and nine months ended September 30, 2001, respectively.

        As a result of the proposed Asset Sale, the Company has evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the proposed divestitures of the Electrical wire business, DNE and the Company's investment in Superior Israel. As a result of such review, the Company has determined that identified long-lived assets of the Electrical wire business and Superior Israel have been impaired and accordingly, a pre-tax charge, principally related to the Electrical wire business, of $114.5 million ($77.3 million on an after-tax basis) has been reflected in the condensed consolidated income statement for the quarter ended September 30, 2002.

10. Business segments

        The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications and (iii) all of the operations of its 50.2% owned Superior Israel subsidiary and its wholly-owned DNE Systems, Inc. subsidiary. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable. As discussed in Note 9, the Company has entered into a definitive purchase agreement for the sale of the assets and business of the Electrical segment as well as the common stock of DNE Systems, Inc. and Superior Israel included in the Communications segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net sales:
Communications	$129,968	$172,051	$393,593	$594,027
OEM	122,170	129,009	382,258	419,393
Electrical	116,048	119,246	360,910	372,049

	$368,186	$420,306	$1,136,761	$1,385,469

Operating income (loss):
Communications	$7,048	$25,718	$22,492	$91,419
OEM	9,296	12,656	31,703	41,459
Electrical	(997)	979	(6,976)	(4,917)
Corporate and other	(6,795)	(5,315)	(18,075)	(18,080)
Amortization of goodwill	—	(5,264)	—	(15,794)
Unusual charges	(1,077)	—	(32,756)	(1,025)
Impairment charges	(114,497)	—	(114,497)	—

	$(107,022)	$28,774	$(118,109)	$93,062

	September 30, 2002	December 31, 2001
	(in thousands)
Total assets:
Communications	$423,392	$482,886
OEM	279,904	294,674
Electrical	141,995	256,370
Corporate and other (including goodwill)	414,393	842,009

	$1,259,684	$1,875,939

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications; (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold primarily to telephone companies and, to a lesser degree, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is the Company's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products, and DNE Systems, Inc., a wholly-owned manufacturer of electronics products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

        As discussed in Note 9 to the condensed consolidated financial statements, the Company has entered into a definitive purchase agreement for the sale of the assets and business of the Electrical Group as well as the common stock of DNE Systems, Inc. and the Company's interest in Superior Israel.

        Industry segment financial data (including sales and operating income by industry segment) for the three and nine month periods ended September 30, 2002 and 2001 is included in Note 10 to the accompanying condensed consolidated financial statements.

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

Results of Operations—Three and Nine Month Periods Ended September 30, 2002 as Compared to the Three and Nine Month Periods Ended September 30, 2001

        Consolidated sales for the quarter ended September 30, 2002 were $368.2 million, a decrease of 12% as compared to sales of $420.3 million for the quarter ended September 30, 2001. Adjusted for a constant cost of copper, the sales decline in the September 2002 quarter as compared to the September 2001 quarter also approximated 12%.

        Communications Group sales for the September 30, 2002 quarter were $130.0 million, a decrease of 24% on a copper-adjusted basis from the September 30, 2001 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 34% reduction in comparative sales of copper outside plant ("OSP") cables (the largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of the Company's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continued in 2002.

        OEM Group sales were $122.2 million for the quarter ended September 30, 2002, a copper-adjusted decline of 5% as compared to the September 30, 2001 quarter. The sales decline in the

September 30, 2002 quarter as compared to the September 30, 2001 quarter was due to reduced demand for magnet wire from the Company's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector.

        Electrical Group sales were $116.0 million for the September 30, 2002 quarter representing a decrease of 4% on a copper-adjusted basis as compared to the quarter ended September 30, 2001. The comparative sales decline was due principally to continuing weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market.

        Consolidated sales for the nine month period ended September 30, 2002 were $1.137 billion, a decrease on a copper-adjusted basis of 16% as compared to sales of $1.385 billion for the nine month period ended September 30, 2001. The comparative reduction in sales for the 2002 nine month period was due primarily to comparative declines of 32% in Communications Group sales, attributable principally to the aforementioned reduction in spending by the Company's telephone company customers in 2002 along with a smaller comparative decline in OEM Group sales (7% copper-adjusted sales decline) due to general weakness in the industrial sector.

        Gross profit for the September 30, 2002 quarter was $45.8 million, a decline of $24.3 million as compared to gross profit of $70.2 million for the quarter ended September 30, 2001. The gross profit margin in the September 30, 2002 quarter was 12.4% which was consistent with the gross margin percentage for the first six months of 2002, however, it represented a decline on a copper-adjusted basis of 4% as compared to the prior year September quarter. The decline in gross profit margin as compared to the prior year September quarter was primarily the result of (i) continued depressed pricing conditions in the building wire market (Electrical Group), partially offset by productivity gains and manufacturing cost reductions and (ii) the impact of competitive pricing conditions and unfavorable manufacturing cost absorption (due to lower production rates) in the Communications and OEM Groups.

        For the nine month period ended September 30, 2002, gross profit was $140.4 million, a decline of 38% as compared to the prior year nine month period. The comparative decline in gross profit was principally the result of lower sales and lower gross profit margins associated with the aforementioned spending reductions by the telephone companies, pricing pressures and the impact of the weak industrial sector economic conditions.

        Selling, general and administrative expense ("SG&A expense") for the three month period ended September 30, 2002 was $37.3 million, an increase of 3%, as compared to SG&A expense of $36.1 million for the three months ended September 30, 2001. The comparative increase for the three month period ended September 30, 2002 was due to higher group and other insurance related costs. For the nine months ended September 30, 2002, SG&A expense decreased 4% to $111.3 million as compared to the nine month period ended September 30, 2001. The decline for the nine month period is due to cost reductions in all of the Company's business units in response to reduced sales and commercial activity, partially offset by higher insurance costs.

        The Company incurred unusual charges of $1.1 million and $32.8 million for the three and nine month periods ended September 30, 2002, respectively, which includes non-cash charges for the write-down of property, plant and equipment of $18.3 million for the nine months ended September 30, 2002. These charges reflect (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of the Electrical Group's Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. For the nine month period ended September 30, 2001, the Company incurred unusual charges of $1.0 million related to restructuring activities of Superior Israel.

        As discussed in Note 9 to the condensed consolidated financial statements, the Company incurred a non-cash asset impairment charge of $114.5 million ($77.3 million after tax) for the September 30, 2002 quarter associated with the pending Asset Sale principally related to the Electrical wire business and assets.

        The Company incurred an operating loss of $107.0 million for the September 30, 2002 three month period. Before unusual and long-lived asset impairment charges, the Company generated operating income of $8.6 million for the September 30, 2002 quarter, a decline of $20.2 million as compared to the September 30, 2001 quarter. For the nine month period ended September 30, 2002, the Company generated operating income before unusual and long-lived asset impairment charges of $29.1 million, a decline of $64.9 million as compared to the September 30, 2001 nine month period. The comparative decline in operating income for the current year three and nine month periods was principally attributable to lower sales in the Communications Group and reduced gross margins, primarily in the Company's Communications and Electrical business segments.

        Interest expense for the three and nine month periods ended September 30, 2002 was $30.1 million and $82.8 million, respectively, representing an increase of $2.5 million and a decrease of $7.7 million, respectively, over the prior year three and nine month periods. The increase in interest expense for the three month period ended September 30, 2002 was due to increased interest spreads over LIBOR on the Company's Senior Subordinated Notes, which interest was being paid in the form of PIK Notes rather than cash (see Note 7 to the accompanying condensed consolidated financial statements). The decrease in interest expense for the nine month period ended September 30, 2002 was primarily the result of lower comparative LIBOR market interest rates, particularly in the first half of 2002, partially offset by the aforementioned increase in interest rate spreads on the Company's Senior Subordinated Notes.

        Loss before unusual and long-lived asset impairment charges for the quarter ended September 30, 2002 was $16.9 million or $0.79 per diluted share as compared to income before unusual charges and goodwill amortization charges of $1.3 million or $0.06 per diluted share for the quarter ended September 30, 2001. Net loss for the September 30, 2002 quarter was $94.9 million or $4.44 per diluted share as compared to a net loss of $3.9 million or $0.19 per diluted share for the quarter ended September 30, 2001.

        For the nine month period ended September 30, 2002, loss before unusual and long-lived asset impairment charges and before the cumulative effect of accounting change for goodwill impairment was $43.2 million or $2.03 per diluted share as compared to income before unusual charges and goodwill amortization charges of $5.8 million or $0.29 per diluted share for the nine month period ended September 30, 2001. As further discussed in Note 3 to the September 30, 2002 condensed consolidated financial statements, during the nine months ended September 30, 2002, the Company incurred a $424.5 million non-cash charge related to the impairment of goodwill which was recorded in connection with the Company's adoption of SFAS No. 142 and a $77.3 million (after tax) charge for impairment of long-lived assets—see Note 9. As a result, the Company incurred a net loss for the nine month period ended September 30, 2002 of $565.9 million or $26.62 per diluted share. For the September 30, 2001 nine month period the Company incurred a net loss of $10.5 million or $0.51 per diluted share.

Liquidity and Capital Resources

        For the nine months ended September 30, 2002, the Company used $2.5 million in cash flows in operating activities consisting of $18.0 million in cash flows generated from operations (net loss plus non-cash charges) and $20.5 million in cash flows used for net working capital changes. Cash used for net working capital included an anticipated seasonal increase in receivables of $12.2 million (which was funded by $12.6 million in matching borrowings under the accounts receivable securitization facility) and a $28.1 million reduction in accounts payable and accrued expenses, partially offset by inventory reductions of $36.8 million. Cash used for investing activities amounted to $1.1 million and included capital expenditures of $7.5 million offset by payments received on certain long-term loans made to one of Superior Israel's principal customers. Cash used by financing activities amounted to $2.1 million, consisting of borrowings under the Company's revolving credit facility ($14.6 million) and its accounts receivable securitization facility ($12.6 million) offset by term loan amortization payments.

        The Company finances its operating activities (exclusive of the operating activities of Superior Israel which are financed under separate financing arrangements which are non-recourse to Superior and its subsidiaries other than Superior Israel), debt service and other capital requirements principally from (i) operating cash flow; (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement. As a result of reductions in operating performance and operating cash flow over the past twelve months, funding available under the revolving credit facility and the accounts receivable securitization facility has been essential in financing the Company's operating activities and other commitments.

        The revolving credit facility provides for borrowings up to $214 million and matures in May 2004. At September 30, 2002 $181 million was outstanding under the revolving credit facility. The revolving credit facility along with Term Loan A and Term Loan B comprise the Company's senior credit facilities which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). The total balance outstanding on Term Loans A and B at September 30, 2002 was $697 million. Obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries (other than receivables sold pursuant to the accounts receivable securitization facility). The Credit Agreement contains certain restrictive covenants, including, among others, requirements to maintain certain financial ratios (discussed further herein), limitations on the amount of dividends the Company is allowed to pay on its capital stock and restrictions on additional indebtedness. Violation of these covenants is an event of default under the Credit Agreement, and unless waived or modified, would likely result in acceleration of all debt thereunder.

        During December 2001 and March 2002, the Company entered into amendments to the Credit Agreement which included, among other things, a reduction in operating performance levels required to meet certain financial covenants, a deferral until 2003 of certain term loan payments otherwise due on June 30, 2002, and the elimination of a required $175 million accelerated term loan payment due on January 3, 2003. In September 2002, the Company entered into a further amendment to its Credit Agreement which included, among other things, (i) an elimination of all regularly scheduled term loan principal amortization through June 30, 2003 and a substantial reduction in regularly scheduled term loan principal amortization during the second half of 2003; (ii) a contingent $50 million term loan amortization payment due on January 15, 2003, but only if the Company has not obtained by such date the consent of the Company's Senior Subordinated Note holders to continue to suspend cash interest payments on such debt through 2003 (discussed further below); (iii) a further reduction through 2003 in operating performance levels required to meet certain financial covenant requirements; (iv) an acceleration to the maturity date of Term Loan B to May 2004 and (iv) the consent for the Company to complete the Asset Sale (discussed further below).

        The Company's expiring accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At September 30, 2002, $137 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. On November 6, 2002 the Company refinanced its expiring accounts receivables securitization program, on terms and conditions generally consistent with the expiring facility. The replacement accounts receivable securitization financing facility matures in February 2004.

        In addition to borrowings outstanding under the Credit Agreement and the accounts receivable securitization financing facility, the Company also has outstanding $215 million in Senior Subordinated

Notes due in May 2007. In December 2001, the Company entered into an amendment to the agreement governing the Senior Subordinated Notes. Such amendment granted the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Additionally, pursuant to this amendment the Company's principal stockholder, The Alpine Group, Inc. ("Alpine"), provided a funded cash commitment on behalf of the Company that made available sufficient cash to make one quarterly cash interest payment in 2002. A PIK note was issued (in lieu of cash) for the May 2002 and the August 2002 interest payments, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 11% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the November quarterly interest payments, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 12%. In consideration for its funding of the February 2002 interest payment under the Senior Subordinated Notes, Alpine was issued a PIK note from Superior Telecommunications Inc. in the principal sum of $3.7 million. The Company has initiated discussions with the holders of the Senior Subordinated Notes to continue to allow the Company to make interest payments through 2003 in the form of PIK Notes rather than cash interest payments. There can be no assurance as to the outcome of these discussions, and if such consent is not obtained by January 15, 2003, the Company is required pursuant to the September 2002 Credit Agreement amendment to make a special one-time $50 million term loan payment on such date.

        At September 30, 2002, the Company had unused and excess borrowing availability under its revolving credit facility of $24 million. Additionally, as discussed in Note 2 and Note 9, the Company has also entered into a definitive purchase agreement for the sale of certain assets which, if consummated, would generate approximately $110-$120 million in cash purchase price proceeds and cash tax benefits related to the sale. The September 2002 Credit Agreement amendment provides that approximately $10 million of such proceeds may be used to increase excess borrowing availability under the revolving credit facility with the balance applied to a permanent reduction in borrowings under the accounts receivable securitization financing facility and borrowings under the Credit Agreement.

        The Company's operating income and results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. The Company believes the recent declines in consolidated sales relate to generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduction in operating income and resulting reduced levels of operating cash flow, the Company has taken actions to reduce cash outlay requirements for servicing interest costs, distributions on its Trust Convertible Preferred Securities and capital expenditures. Also, as a result of the recent amendments to the Credit Agreement, the Company's regularly scheduled term loan principal amortization requirements have been eliminated for the remainder of 2002 and substantially reduced for 2003.

        The Company is currently benefiting from the substantial reduction in market interest rates that has occurred over the past eighteen months which, along with the Company's option, as discussed previously, to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash during 2002, is resulting, and is expected to continue to result, in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001. For the first nine months of 2002, the Company incurred cash interest costs of $54 million as compared to $86 million in the first nine months of 2001. Capital expenditures are expected to approximate $15 million in 2002. For the first nine months of 2002, capital expenditures were only $8 million as compared to $22 million for the first nine months of 2001. The Company also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which would result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001. In addition to outlays for cash interest and capital expenditures, the Company has eliminated substantially all of its 2002 principal amortization requirements on its Term Loans A and B (as compared to $80 million in 2001). In total, the Company's 2002 cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization are projected to be approximately $115 million lower than comparable outflows in 2001.

        In 2003, the Company expects to continue to defer payments of distributions on the Trust Convertible Preferred Securities and has initiated discussions with its Senior Subordinated Note holders to continue the suspension of cash interest payments through 2003 on the Senior Subordinated Notes which cash interest payments, if made, would amount to approximately $15 million in 2003. The Company estimates that cash interest related to its senior secured financing arrangement and its accounts receivable securitization financing arrangement will approximate $65-$70 million in 2003, consistent with 2002. Additionally, the aforementioned September 2002 Credit Agreement amendment includes an elimination of regularly scheduled term loan payments through June 30, 2003 (subject to certain contingent term loan payments discussed below) and $35 million in regularly scheduled term loan principal loan payments in the second half of 2003. However, as previously discussed, if the Company does not obtain an agreement from the Senior Subordinated Note holders to suspend cash interest payments on the Senior Subordinated Notes for 2003 by January 15, 2003, then the Company must make an accelerated term loan payment of $50 million on such date which, in this instance, would result in total term loan payment requirements in 2003 of $85 million, a substantial increase over 2002 term loan payment requirements.

        In addition to meeting the aforementioned 2003 principal and interest payment obligations, the Company must also maintain compliance under the Credit Agreement with certain financial covenants including a minimum EBITDA test as defined therein, and beginning in July 2003 an interest coverage ratio, as defined therein. As a result of the September 2002 Credit Agreement amendment, such financial covenants for the remainder of 2002 and 2003 are at reduced levels from financial covenant requirements in 2001 and the first half of 2002.

        Failure to meet the aforementioned scheduled principal and interest payment obligations under its debt agreements or failure to maintain compliance with revised financial covenants would require the Company to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default and possibly acceleration of debt under the Credit Agreement, the accounts receivable securitization financing arrangements and the Senior Subordinated Notes.

        The decline in the Company's operating results and cash flow over the past twelve months has resulted in the Company being required to obtain multiple amendments to its Credit Agreement for, among other things, the rescheduling of term loan principal repayments and the revision of financial covenants. Despite the reduction in debt service cash requirements for 2002 and 2003 and reduced financial covenant performance requirements, the Company's ability to meet its debt service obligations and continue to maintain compliance with financial covenants for the next twelve months is contingent upon the Company not experiencing further declines in its operating income or EBITDA for the remainder of 2002, and generating a moderate improvement in operating income and EBITDA, particularly in the second half of 2003. Additionally, as a result of the Company's current liquidity position and limited access to other available funding, the Company is exposed in the short term to the risk of fluctuations in cash flow resulting from periodic and unfavorable short term swings in working capital, sales and billings, and disbursements which could result in the Company being unable to meet its debt service and other commitments. Further, if the Company is not successful in obtaining consents from the holders of its Senior Subordinated Notes related to the suspension of cash interest payments in 2003, it would be unable to meet, in any event, such cash interest payments under the Senior Subordinated Notes or the contingent $50 million term loan payment required under the September 2002 Credit Agreement amendment.

        Based upon the uncertainty surrounding future operating results, and cash flow and the Company's ability to meet all of its financial covenants and debt service obligations (including the contingent $50 million term loan payment, if such payment is required) and the resulting consequences of such, which could include an acceleration of all amounts owed under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt under the Credit Agreement and Senior Subordinated Notes as current liabilities on the accompanying September 30, 2002 condensed consolidated balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*	Amendment Number Nine dated as of September 13, 2002, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lendors, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch & Co., as documentation agent and Fleet National Bank, as syndication agent.
10.2*
Purchase Agreement, dated October 31, 2002, by and among Superior TeleCom Inc., Superior Telecommunications Inc., Essex International Inc., Essex Group, Inc., The Alpine Group, Inc. and Alpine Holdco Inc.
10.3*	Settlement Agreement dated as of September 13, 2002, by and among Steven S. Elbaum, Superior TeleCom Inc. and Superior Telecommunications Inc.
10.4*	Receivables Sale Agreement, dated November 6, 2002, by and among each of the entities party hereto from time to time as originators, Superior Telecommunications Inc. and Superior Essex Funding LLC.
10.5*
Receivables Funding Agreement, dated November 6, 2002, by and among Superior Essex Funding LLC, as borrower, Superior Telecommunications Inc., as servicer, the financial institutions signatory hereto from time to time, as lenders and General Electric Capital Corporation, as a lender and as administrative agent.
99.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

  Superior TeleCom Inc. filed Form 8-K on August 13, 2002 regarding the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

  Superior TeleCom Inc. filed Item 9 Forms 8-K(i) on August 13, 2002 regarding the submission by each of the Chief Executive Officer and Chief Financial Officer of the Company to the Securities and Exchange Commission of a sworn statement pursuant to Commission Order No. 4-460 and (ii) on August 15, 2002 regarding the certification by each of the Chief Executive Officer and Chief Financial Officer of the Company required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR TELECOM INC.
Date: November 14, 2002	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

CERTIFICATIONS

I, Steven S. Elbaum, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Superior TeleCom Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STEVEN S. ELBAUM Steven S. Elbaum Chief Executive Officer

CERTIFICATIONS

I, David S. Aldridge, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Superior TeleCom Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS