Form 10-K
period 2002-12-31
SUPERIOR TELECOM INC
filed 2003-04-15
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12261

SUPERIOR TELECOM INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2248978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Meadowlands Plaza	07073
East Rutherford, New Jersey	(Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code 201-549-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        At June 30, 2002, the registrant had 21,382,749 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant on such date was approximately $5.2 million based on the closing price of $0.49 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business

General

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") is one of the largest wire and cable manufacturers in North America. As discussed below, on March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Superior manufactures wire and cable products for the communications, original equipment manufacturer, or "OEM", and, prior to December 11, 2002, electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and system integrators and magnet wire and insulation materials for motors, transformers and electrical controls. Superior operates 17 manufacturing facilities in the United States, United Kingdom and Mexico.

Chapter 11 Filing

        On March 3, 2003, the Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered (Case No. 03-10607). The Debtors are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company's United Kingdom and Mexican operations were not included in the Chapter 11 filings.

        The Company decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls which have hampered its ability to meet interest and principal obligations on its long-term debt obligations. These shortfalls are primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the OEM and communications sectors caused by, among other things, substantial spending reductions by the regional Bell operating companies ("RBOCs") and independent telephone operating companies.

        Since the Chapter 11 filings, motions necessary for the Company to conduct normal business activities have been approved by the Bankruptcy Court or filed with the Bankruptcy Court for approval, including interim approval of $95 million of a $100 million debtor-in-possession ("DIP") credit facility for working capital needs and other general corporate purposes. A description of the DIP credit facility appears in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2003, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

        The Company contemplates that a plan of reorganization will likely result in holders of the Company's common stock and holders of the 8 1/2% Trust Convertible Preferred Securities issued by Superior Trust I receiving no distribution on account of their interests and cancellation of those interests. Under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders. In light of the foregoing, the Company considers the value of its common stock and the trust preferred securities to be highly speculative and cautions holders that these securities will likely ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the Company's common stock and the trust convertible preferred securities.

        At this time, it is not possible to predict the effect of the Chapter 11 reorganization on the Company's business, creditors and equity holders or when the Company will be able to exit Chapter 11. The Company's future results are dependent upon a number of factors, including its ability to achieve the following:

  •
  continuing to implement its long-term strategy to revitalize its business and return the Company to profitability;

  •
  taking appropriate action to offset any negative effects of the Chapter 11 filings on the Company's business, including any loss of customers and impairment of vendor relations;

  •
  operating within the framework of its DIP credit facility, including its limitations on capital expenditures and its financial covenants;

  •
  generating cash flows from operations and obtaining long-term financing to replace the DIP credit facility;

  •
  attracting, motivating and retaining key executives and employees; and

  •
  developing, having confirmed by the Bankruptcy Court and implementing, a plan of reorganization.

        A plan of reorganization could materially change the amounts reported in the Company's financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization. The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company's ability to continue as a going concern, as described above, is contingent upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP credit facility and the ability to generate cash flows from operations and obtain long-term financing sources to replace the DIP credit facility (upon its expiration) and to fund future operations upon emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Organizational History

        Superior was incorporated in July 1996 as a wholly-owned subsidiary of The Alpine Group, Inc. ("Alpine"). In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., was contributed to Superior. Immediately thereafter, Superior completed an initial public offering of its common stock, pursuant to which Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine's common stock interest in Superior at December 31, 2002 was 48.9%.

Acquisitions and Dispositions

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

        During 1998, Superior also expanded its international operations with the acquisition of a 51% controlling interest in Cables of Zion United Works, Ltd. ("Cables of Zion"). Cables of Zion was an Israel-based cable and wire manufacturer whose primary products included fiber and copper communications wire and cable and power cable. Cables of Zion products were sold primarily into the Israeli and European markets. During 1998 and 1999, Cables of Zion also acquired two other wire and cable companies in Israel, Cvalim—The Electric Wire & Cable Company of Israel Ltd. and Pica Plast Limited. As a result of these acquisitions, Cables of Zion, which changed its name to Superior Cables Ltd., became the largest wire and cable manufacturer in Israel with an approximate 80% market share. The operations of Superior Cables Ltd., including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

        On December 11, 2002, in accordance with the terms of the Purchase Agreement dated October 31, 2002, as amended on December 11, 2002 (the "Purchase Agreement"), by and among Alpine, Alpine Holdco Inc., a newly formed, wholly owned subsidiary of Alpine ("Alpine Holdco"), Superior and Superior's wholly-owned subsidiaries, Superior Telecommunications Inc. ("STI"), Essex International Inc. ("Essex International") and Essex Group, Inc. ("Essex Group" and, together with Superior, STI and Essex International, the "Sellers"), the Sellers sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of the Sellers' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel. This transaction is hereinafter referred to as the "Electrical Sale". The aggregate purchase price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. Superior continues to retain a 3% equity interest in Superior Israel.

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

        During 2001 and in response to weak economic and business conditions, the Company further reduced its production and manufacturing costs through a combination of permanent job eliminations and temporary plant shutdowns and short-term furloughs and layoffs. During 2001, the Company's work force was reduced by an additional 677 employees through permanent job eliminations. During the year ended December 31, 2002, in order to more closely align productive capacity with current market demands and to reduce overall manufacturing costs, Superior closed its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities and its OEM Group Rockford, Illinois manufacturing facility and shutdown its Electrical Group Canadian operations. This restructuring resulted in the elimination of 422 positions and a further reduction in manufacturing capacity.

Communications Group

        Superior's Communications Group manufactures and sells the following communications wire and cable products:

  (1)
  Copper outside plant ("OSP") wire and cable for voice and data transmission, used in the distribution or local loop portion of the telecommunications infrastructure, principally by the local exchange carriers ("LECs");

  (2)
  Fiber optic OSP cable products used principally for trunking and feeder applications in local exchange, CATV, and metropolitan rings; and OSP composite (or hybrid) cables (including fiber optic/twisted pair and coaxial/twisted pair cables) for local exchange feeder, distribution and service wire applications; and

  (3)
  Copper and fiber optic premise wire and cable used within homes, offices and switching structures for local area networks ("LANs"), Internet connectivity and other applications.

        Superior is the largest manufacturer of copper communications cable in North America, and the largest manufacturer of copper OSP wire and cable products worldwide.

        The Communications Group operations also include the operations of DNE Systems, Inc. ("DNE") for periods prior to December 11, 2002. DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not material in relation to the total net sales of the Communications Group.

Current Business Environment

        The Communications Group North American operations experienced reduced demand levels in 2001 and 2002 in each of the Communications wire and cable product sectors delineated above.

        In the copper OSP wire and cable product sector, revenues declined 14% in 2001 and 41% in 2002, reflecting substantial infrastructure spending reductions initiated by the RBOCs and independent telephone operating companies during the latter half of 2001 and in 2002. In addition, four of the major telephone operating companies experienced negative access line growth in the local loop in 2001 and 2002 which has contributed to reduced demand for copper OSP products. Forecasts for capital spending by major telephone operating companies for 2003 are expected to continue to be well below historical levels.

        In the fiber optic OSP cable product sector, the dramatic growth in demand for fiber optic OSP products experienced through 2000 came to an abrupt halt in 2001. Demand for these products in North America has declined approximately 77% in 2002 compared to 2000. Pricing levels also declined over this same period. The significant reduction in demand for fiber OSP products is believed to be attributable to the substantial overbuild of long haul fiber optic networks by emerging, as well as established, long distance companies, and, to a lesser degree, reductions in capital budgets of CATV operators and major telephone companies.

        In the copper and fiber optic premise product sector, demand for LAN and voice cable declined approximately 35% in 2002 as compared to 2000 with an attendant impact on the pricing in these markets. Reduction in demand for premise products is principally associated with reductions in overall investments in telecom projects and commercial office construction including reduced spending for computer networks and other information technology infrastructure projects.

        In response to the continued weak demand in 2002, the Communications Group closed its manufacturing facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba. These closures, representing approximately 25% of the Communications Group total capacity, will permit the Communications Group to permanently eliminate the fixed and variable costs associated with these facilities and redistribute production requirements in a more cost-efficient manner without loss of service to its customers. Including the headcount reductions associated with these closings, the Communications Group has permanently reduced its employee workforce by more than 40% since the beginning of 2001.

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

        Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business. Competitive alternatives to plain old telephone service (POTS), such as wireless and cable telephony, have had a negative impact on the demand for copper OSP wire and cable, and such threats are not expected to diminish. Additionally, the RBOCs have been forced into unprofitable wholesaling of their cabling infrastructure through government regulations, and this practice has negatively impacted the capital spending of these companies on copper OSP wire and cable.

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

        Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity and other specialized bandwidth-intensive applications, all of which can now be provided over the copper-based local loop network.

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

        For the years ended December 31, 2002 and 2001, net sales of copper OSP products accounted for 77% and 63% of the Communications Group net sales.

        Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and Sprint Corporation. It is estimated that the RBOCs and Sprint comprise approximately 80% of the North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. For the years ended December 31, 2002 and 2001, 62% and 56% of Superior's copper OSP net sales were to the RBOCs and Sprint. Superior sells to the RBOCs and major independent telephone companies through a direct sales force.

        Superior's sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain portion of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2002, Superior had multi-year arrangements with three of the four RBOCs and with Sprint.

Fiber Optic OSP Products

        For many years the use of fiber optic OSP cable was principally limited to trunking applications and, to a lesser degree, high density feeder applications within the local exchange network. During this period the fiber optic OSP cable market was dominated by major vertically integrated optical fiber producers, including Corning, Inc. and OFS—Brightware (formerly Lucent Technologies Inc.), who held significant technological and cost advantages. Prior to 2001, the demand for fiber optic cable increased dramatically in the feeder network as a funnel to support the emerging high bandwidth digital copper loops and as both a backbone and distribution medium for CATV applications. Technological advances have now allowed other manufacturers to cost efficiently produce fiber optic OSP cable products and effectively compete with the major vertically integrated fiber optic cable producers.

        The fiber optic OSP cables Superior manufacturers can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to 288 fibers. These cables are sold to the Company's traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies and campus networks. Superior estimates the North American market for fiber optic OSP cables similar to those manufactured by Superior to be approximately $750 million.

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

        Superior's current premise wire and cable product offerings include voice grade twisted pair, LAN UTP and LAN fiber optic cable. Superior's LAN UTP product offerings include Category 6 cables and Category 5e cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) applications. Superior's LAN fiber optic cables contain from one to 144 fibers and are used for LAN trunking or distribution applications.

        Superior's premise wire and cable products are sold primarily through major national and international distributors, smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets.

        The premise wire and cable market is fragmented with nearly 25 premise wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Cable Design Technologies Corporation, Berk-Tek, Belden Inc., CommScope Inc., General Cable Corporation, Corning, Inc. and Avaya Inc. Superior estimates the North American market for premise wire and cable products similar to those manufactured by Superior to be approximately $900 million.

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

        On December 11, 2002, in connection with the Electrical Sale, Superior sold 47% of Superior Israel to Alpine. Superior continues to own a 3% equity interest in Superior Israel at December 31, 2002.

OEM Group

        Superior's OEM Group develops, manufactures and markets magnet wire/winding wire and other related products to major OEMs for use in motors, transformers and electrical coils and controls. Through its Essex Brownell distribution business, Superior also distributes its magnet wire and certain related accessory products to smaller OEMs as well as to motor repair facilities. Products are also marketed internationally to global OEMs and through authorized distributors.

        In 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations. This acquisition allowed Superior to participate in growth arising from the consolidation of the Western European magnet wire market and from economic growth and development in Eastern Europe.

        During 2002, Superior's newest state-of-the-art facility located in Torreon, Mexico ramped up to near capacity and has already been the standard of quality for magnet wire used in Mexico. This new facility is strategically located to service, on a cost effective basis, major North American OEM customers with Mexican manufacturing locations as well as to service new marketing opportunities in Mexico, Central America and South America. This location also provides insulation and other accessory products to customers in Mexico. This location supports both maquiladora companies as well as Mexican national companies. The OEM Group now operates 8 global magnet wire manufacturing plants, five insulation fabricating plants and 23 warehousing and distribution locations in North America and the U.K.

        For the year ended December 31, 2002, sales of magnet wire accounted for 76% of the OEM Group net sales.

Magnet Wire/Winding Wire

        Superior is the leading manufacturer and supplier of magnet wire in the North American market. Magnet wire is used in electrical motors, with the principal end market applications including electrical motors used in automotive and industrial applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications. Superior offers a comprehensive line of magnet wire products including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is insulated copper or aluminum wire that is wound into coils.

        Due to the weak industrial economic environment, the North American market for magnet wire declined by approximately 12% during 2001 resulting in a reduction in net sales of magnet wire products in 2001. The weakened industrial environment continued throughout 2002 and the overall demand for magnet wire decreased by 8% in 2002. This overall decrease was driven by the weak industrial sector as well as the shift of manufacturing to lower cost labor regions such as China. Despite the overall reduction in demand in 2002, Superior Essex enhanced its leading market share position and achieved an estimated 3% increase in market share.

        In 2002, in response to reduced demand, Superior closed its Rockford, Illinois facility and shifted production to other existing cost-effective plants including the newest one in Torreon, Mexico and plants in Vincennes, Indiana, Franklin, Tennessee and Franklin, Indiana. In addition, competitors of Superior also either completed or were in the process of consolidating manufacturing capacity.

        Superior works closely with global OEMs to develop new magnet wire products and enhancements to existing products for applications in energy efficient motors, generators and transformers. ULTRASHIELD® PLUS continues to be one of the leading choices for inverter duty magnet wire by global OEM manufacturers where high voltage spikes are encountered. SODERON® FS/155 was introduced in 2002 and effectively provides customers with one standard 155C temperature wire, thereby consolidating two previous products into one. This product allows for increased throughput with faster soldering times, and eliminates the need for customers to maintain two different inventories. Superior continues to be the leader in product packaging and palletizing for reduced freight damage, environmental issues and overall cost reduction for the customer and Superior.

        Superior's success continues to be built upon the foundation of sales to major OEMs through quality products, strategic sales and marketing efforts, technical and customer service and long-term relationships. Superior's key OEM customers include, among many others, A.O. Smith, Bosch, Cooper Industries, Cummins Power Generation, Delphi Energy, Emerson, Howard Industries, Tecumseh Products and Visteon. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer's total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the years ended December 31, 2002 and 2001, approximately 83% and 84%, respectively, of magnet wire sales were pursuant to such supply arrangements.

Essex Brownell Distribution and Accessory Products

        Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets. The Essex Brownell distribution operations include a nationwide sales force, supported by 20 strategically located distribution and warehouse locations. In addition to magnet wire, the Essex Brownell line includes products from manufacturers such as 3M, Permacel, Dow Corning and P.D. George. Superior believes that it has a distinct competitive advantage as it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets.

Electrical Group

        As previously discussed, on December 11, 2002 Superior sold the operations comprising its Electrical Group to Alpine. The electrical wire business is currently owned and operated by Essex Electric, a wholly-owned subsidiary of Alpine Holdco. As part of the purchase price for the sale Superior received a warrant to purchase 19.9% of the common stock of Essex Electric for a price of $.6 million. The warrant is only exercisable during the 30 day period prior to expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

        Essex Electric is one of the leading manufacturers in North America of copper building wire products used in commercial and residential applications. Essex Electric manufactures and distributes a complete line of building wire products. Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. Demand for building wire is correlated with the level of renovation activity, as well as new construction.

        Essex Electric sells its electrical wire and cable products nationally primarily through manufacturers' representatives as well as a small internal sales group. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounted for more than 10% of Essex Electric's net sales in 2002.

        Essex Electric serves wholesale electrical and specialty distributors through strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" Essex Electric building wire products. Essex Electric currently operates four leased RDCs located in Georgia, Missouri, California and Indiana.

Supply and Transitional Services Agreement

        In connection with the Electrical Sale, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement Essex Electric, among other things, has agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement after December 11, 2002 was $10.8 million and the cost for administrative services for 2002 was $0.3 million.

Raw Materials and Manufacturing

        The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. Superior estimates it is one of the largest North American consumers of copper rod. Due to the importance of copper to its business, Superior maintains a centralized metals operation that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

        Superior maintains four copper rod continuous casting units strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior produced approximately 80% of its North American copper rod requirements in 2002.

        Superior purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and are normally based on the COMEX price and, in the case of rod, an adder to reflect cathode conversion, plus a premium to cover transportation costs and payment terms.

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

        Copper is a commodity and is therefore subject to price volatility. Fluctuations in the cost of copper have not had a material impact on profitability due to the ability of Superior in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of its inventory shipped. Additionally, Superior, to a limited extent, utilizes COMEX fixed price futures contracts to manage its commodity price risk. Superior does not hold or issue such contracts for trading purposes.

        During 1999 and 2000, availability of optical fiber was limited at times due to rapid growth in product demand. Demand for optical fiber declined dramatically in 2001 resulting in substantial excess capacity for optical fiber. Accordingly, the Company does not anticipate in the foreseeable future and has not experienced any shortfall in meeting its procurement requirements for optical fiber.

        In addition to copper rod, Superior is also vertically integrated in the production of magnet wire enamels. Superior believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally.

Export Sales

        Superior's export sales during the year ended December 31, 2002 were $80.0 million. Superior's primary markets for export sales are Latin America and Europe.

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

Research and Development

        Superior operates research and development facilities in Kennesaw, Georgia and Fort Wayne, Indiana. The Kennesaw facility's efforts primarily address the needs of the Communications Group premise product lines and product cost-reduction activities. At the Fort Wayne facility, Superior's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process. Prior to the Electrical Sale, Superior also operated a research and development facility in Lafayette, Indiana focused on the development of improved PVC and rubber compounds which are used as insulation and jacketing materials for many communications, automotive, building and industrial wire products.

        Aggregate research and development expenses of Superior during the years ended December 31, 2002, 2001 and 2000 amounted to $8.6 million, $9.0 million and $7.2 million, respectively.

        Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

Employees

        As of December 31, 2002, Superior employed approximately 2,900 employees with approximately 600 persons represented by unions. Collective bargaining agreements expire at various times between 2003 and 2004, with contracts covering approximately 53% of Superior's unionized work force due to expire at various times in 2003. Superior considers relations with its employees to be satisfactory.

Environmental Matters

        The manufacturing operations of Superior's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. Superior does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Superior or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Superior. No material expenditures relating to these matters were made in 1999 or 2000. During 2001 expenditures of $1.4 million were made principally related to the installation of air emission control equipment at one of the Company's facilities in Indiana. No material expenditures were made in 2002.

Item 2.    Properties

        The Company conducts its principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications
OSP/Datacom	Brownwood, Texas	415,000	Leased (expires 2018)
	Chester, South Carolina	210,000	Owned
	Elizabethtown, Kentucky(a)	190,000	Owned
	Hoisington, Kansas	275,000	Owned
	Kennesaw, Georgia	58,000	Leased (expired 2002)
	Tarboro, North Carolina	295,000	Owned
	Winnipeg, Manitoba(b)	184,000	Owned
OEM
Magnet Wire	Charlotte, North Carolina	26,000	Leased (expires 2006)
	Fort Wayne, Indiana	181,000	Owned
	Franklin, Indiana(d)	35,000	Owned
	Franklin, Tennessee	289,000	Leased (expires 2008)
	Huyton Quarry, U.K.	146,000	Owned
	Kendallville, Indiana	88,000	Owned
	Rockford, Illinois(c)	319,000	Owned
	Torreon, Mexico	317,000	Owned
	Vincennes, Indiana	267,000	Owned
Accessory Products	Athens, Georgia	30,000	Leased (expires 2016)
	Clifton Park, New York	22,000	Leased (expires 2016)
	Willowbrook, Illinois	60,000	Leased (expires 2016)
Metals Processing	Columbia City, Indiana	75,000	Owned
Administrative Offices	Atlanta, Georgia Fort Wayne, Indiana East Rutherford, New Jersey	39,000 295,000 3,800	Leased (expires 2008) Owned Leased (expires 2005)

(a)
The Elizabethtown, Kentucky facility was closed in March 2002.

(b)
The Winnipeg, Manitoba facility was closed in October 2002.

(c)
The Rockford, Illinois facility was closed in July 2002.

(d)
The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture between Superior and the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

        In addition to the facilities described in the table above, Superior owns or leases 23 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

        Superior believes its facilities are generally suitable and adequate for the business being conducted and to service the requirements of its customers. In 2000 and 1999, the utilization of the facilities was consistent with historical patterns and, in the view of management, was satisfactory. Manufacturing facilities operated on 24 hour-a-day schedules on either a five or seven day a week basis. During 2001, the Company experienced a decline in demand for its products due to the overall recessionary environment and certain industry specific conditions. In response, the Company curtailed production at certain facilities and reduced the level of operations in each of its segments at various times during the year. In 2002, the Company closed its Communications Group manufacturing facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba and its magnet wire manufacturing facility in Rockford, Illinois. Management will continue, as necessary, to take the appropriate actions to adjust its productive capacity.

Item 3.    Legal Proceedings

        On March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware. The Chapter 11 cases are being jointly administered (Case No. 03-10607). As a result of the Chapter 11 cases, most pending litigation is stayed, and absent further order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business.

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

        Essex (including subsidiaries thereof) has been named as a PRP at a number of sites. Many of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to, and United Technologies must have received notice of the indemnity claim during the five-year period commencing on, February 29, 1988. The sites covered by this indemnity historically have been handled directly by United Technologies and required payments generally have been made directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed.

        United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 of which United Technologies received notice during the five-year period commencing on February 29, 1988. As to such liabilities, Essex is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex fully for any liabilities in excess of $4.0 million.

        Apart from the indemnified sites, Essex has been named as a PRP or a defendant in a civil lawsuit at, or has received inquiries from regulatory agencies involving, eleven sites. Operations of Superior Telecommunications Inc. and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Superior Telecommunications Inc. is involved in investigatory and remedial activities at one site subject to the oversight of a state governmental authority. Essex is negotiating with a state environmental agency to resolve a notice of violation alleging that one of Essex's facilities in Indiana is in violation of that state's air quality rules. Essex anticipates resolving the matter through an agreed administrative order providing for the installation of certain air emission control equipment (which equipment has already been purchased and installed) and possibly a monetary penalty in an amount not yet specified by the state regulatory agency. With respect to another facility in Indiana, in early April 2003, the Company received a Notice of Order from the state environmental agency ordering Essex to apply for and obtain certain air quality permits for various pieces of equipment that it had installed in 1994 through 1997. The state environmental agency also issued a Notice of Violation alleging that the Company was in violation of the State's air quality requirements for, among other things, failing to have those permits and could be subject to the assessment of penalties. The Company believes it has meritorious defenses to both the Notice of Order and the Notice of Violation and intends to challenge them in administrative proceedings. In or about February 2002, Essex received a Notice of Demand (the "Notice") from the Michigan Department of Environmental Quality ("MDEQ") notifying Essex of its purported legal responsibility for the remediation of contamination at a property that was formerly owned by Essex in Michigan and for reimbursement of the State's past and future response costs associated therewith. The property that is the subject of the Notice was sold many years prior to Superior's acquisition of Essex. Superior has begun to investigate the facts relating to the Notice and is evaluating its potential liability, possible defenses and whether it has claims for indemnification or otherwise against others. Superior has an accrual in the amount of $1.9 million to cover its environmental matters as of December 31, 2002. This accrual is based on management's best estimate of Superior's exposure in light of relevant available information. Superior currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. Except for the air quality matters involving the two Indiana facilities, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on Superior.

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

        On January 18, 2002, United Technologies brought a third party claim against Essex in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex was a subsidiary of United

Technologies. United Technologies' third party complaint against Essex contended, among other things, that Essex had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. The insurer has not sued Essex and Essex believes the insurer would not be successful in seeking to recover any such premiums from Essex. On January 13, 2003, the Court granted the insurer's motion for summary judgment against United Technologies and Essex's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex, however, before Essex's time to respond, those proceedings were stayed by the filing of the bankruptcy proceedings referenced above. Although there can be assurances of the outcome of the litigation, if the matter proceeds, Essex believes that the Court below correctly ruled, and contends that the result below should be affirmed.

        In addition to the foregoing, there may be other matters that will be filed with the Bankruptcy Court in the Company's reorganization proceedings by creditors or other third parties related to the Company's business operations or the conduct of its reorganization activities. Although none of these individual matters is expected to have a material adverse effect on the Company, its ability to successfully manage the reorganization process and develop an acceptable reorganization plan could be negatively impacted by adverse determinations by the Bankruptcy Court on certain of these matters.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

  (a)
  Market Information

        Trading in Superior's common stock, $.01 par value, was suspended by The New York Stock Exchange (NYSE) on July 10, 2002 and Superior's stock was subsequently delisted. Superior's common stock is currently traded on the OTC Bulletin Board under the symbol SRTOQ.ob. The following table sets forth the high and low closing sales prices for the Superior common stock for the years ended December 31, 2002 and 2001.

	High	Low
Year Ended December 31, 2001
First Quarter ended March 31, 2001	$4.86	$2.75
Second Quarter ended June 30, 2001	3.55	2.30
Third Quarter ended September 30, 2001	2.90	1.35
Fourth Quarter ended December 31, 2001	1.40	0.69
Year Ended December 31, 2002
First Quarter ended March 31, 2002	1.14	0.67
Second Quarter ended June 30, 2002	1.00	0.47
Third Quarter ended September 30, 2002	0.43	0.15
Fourth Quarter ended December 31, 2002	0.22	0.13
  (b)
  Holders

        The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

        At March 26, 2003, 22,845,200 shares of Superior common stock were issued and outstanding, and there were approximately 346 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

  (c)
  Dividends

        The Company paid no cash dividends on the Superior common stock during the years ended December 31, 2001 and 2002. The Company does not currently intend to declare cash dividends on the Superior common stock in the foreseeable future. The Company's principal credit agreements contain certain limitations and restrictions on the payment of cash dividends on the Superior common stock.

Item 6.    Selected Financial Data

HISTORICAL FINANCIAL DATA

        Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, the years ended December 31, 2002, 2001, 2000 and 1999, for, and as of the end of, the eight months ended December 31, 1998, and for, and as of the end of, the fiscal year ended April 30, 1998, are derived from the audited consolidated financial statements of Superior.

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Eight Months Ended December 31, 1998(a)	Fiscal Year Ended April 30, 1998
Statement of Operations Data(b)(c):
Net sales	$1,439,958	$1,747,302	$2,049,048	$2,036,732	$488,279	$518,459
Cost of goods sold	1,268,695	1,471,409	1,708,920	1,652,839	385,284	419,218

Gross profit	171,263	275,893	340,128	383,893	102,995	99,241
Selling, general and administrative expenses	143,950	156,017	156,437	150,833	32,333	22,181
Restructuring and other charges	37,757	5,358	14,961	8,431	13,511	—
Amortization of goodwill	—	21,057	20,959	19,629	2,447	1,715
Loss on asset sale and impairments	502,578	—	—	—	—	—

Operating income (loss)	(513,022)	93,461	147,771	205,000	54,704	75,345
Interest expense	(114,323)	(115,048)	(129,905)	(120,100)	(16,651)	(8,090)
Other income (expense), net	(2,916)	1,270	976	2,503	(346)	206

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest, extraordinary loss and cumulative effect of accounting change	(630,261)	(20,317)	18,842	87,403	37,707	67,461
Benefit (provision) for income taxes	106,665	3,617	(10,925)	(36,733)	(15,544)	(26,786)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest, extraordinary loss and cumulative effect of accounting change	(523,596)	(16,700)	7,917	50,670	22,163	40,675
Distributions on preferred securities of Superior Trust I	(16,654)	(15,362)	(15,145)	(11,289)	—	—

Income (loss) before minority interest, extraordinary loss and cumulative effect of accounting change	(540,250)	(32,062)	(7,228)	39,381	22,163	40,675
Minority interest in (earnings) losses of subsidiaries	3,462	2,430	5,088	(596)	93	—

Income (loss) before extraordinary loss and cumulative effect of accounting change	(536,788)	(29,632)	(2,140)	38,785	22,256	40,675
Extraordinary loss on early extinguishment of debt	—	(2,871)	—	(1,617)	(1,243)	—
Cumulative effect of accounting change	(424,503)	—	—	—	—	—

Net income (loss)	$(961,291)	$(32,503)	$(2,140)	$37,168	$21,013	$40,675

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Eight Months Ended December 31, 1998(a)	Fiscal Year Ended April 30, 1998
Net income (loss) per share of common stock:
Basic:
Income (loss) before extraordinary loss and cumulative effect of accounting change	$(25.22)	$(1.44)	$(0.11)	$1.91	$1.07	$1.95
Extraordinary loss on early extinguishment of debt	—	(0.14)	—	(0.08)	(0.06)	—
Cumulative effect of accounting change	(19.94)	—	—	—	—	—

Net income (loss) per basic share of common stock	$45.16	$(1.58)	$(0.11)	$1.83	$1.01	$1.95

Diluted:
Income (loss) before extraordinary loss	$(25.22)	$(1.44)	$(0.11)	$1.86	$1.04	$1.91
Extraordinary loss on early extinguishment of debt	—	(0.14)	—	(0.08)	(0.06)	—
Cumulative effect of accounting change	(19.94)	—	—	—	—	—

Net income (loss) per diluted share of common stock	$(45.16)	$(1.58)	$(0.11)	$1.78	$0.98	$1.91

	Ended Year December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Eight Months Ended December 31, 1998(a)	Fiscal Year Ended April 30, 1998
Balance Sheet Data (at end of period):
Current assets	$261,178	$520,741	$597,302	$627,464	$629,953	$100,847
Current liabilities(d)	1,272,840	433,092	521,139	465,915	397,556	62,315
Total assets	570,605	1,875,939	1,992,314	2,000,354	1,886,556	232,243
Total long-term debt(d)(e)	—	1,233,007	1,224,364	1,255,974	1,278,197	75,380
Mandatorily redeemable preferred stock	137,270	136,040	134,941	133,959	—	—
Total long-term debt, including mandatorily redeemable preferred stock	137,270	1,369,047	1,359,305	1,389,933	1,278,197	75,380
Total stockholders' equity (deficit)	(884,024)	76,740	110,003	113,008	91,380	82,206

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

(c)
On December 11, 2002, Superior sold substantially all of the assets, subject to related accounts payable and accrued liabilities, of its electrical wire business; all of the outstanding shares of capital stock of DNE Systems, Inc and approximately 47% of Superior Israel.

(d)
As a result of the Company's Chapter 11 filings, the Company is in default under its debt agreements and all of its debt outstanding at December 31, 2002 has been reflected as a current liability.

(e)
Total debt for years prior to December 31, 2002 includes debt of the Company's then 50.2% owned Israeli subsidiary, Superior Israel, of $143.9 million, $153.9 million, $120.7 million and $53.2 million at December 31, 2001, 2000, 1999 and 1998, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Superior manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) prior to December 11, 2002, electrical. The Communications Group includes communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group for periods prior to December 11, 2002, are DNE Systems, Inc. and the Company's then 50.2% owned Israeli subsidiary, Superior Cables Ltd. ("Superior Israel"), which manufactures a range of wire and cable products in Israel including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities. As previously discussed, on December 11, 2002 Superior sold the operations comprising the Electrical Group, all of the outstanding capital stock of DNE Systems, Inc. and 47% of Superior Israel to Alpine (the "Electrical Sale").

        Industry segment financial data (including sales and operating income by industry segment) for the years ended December 31, 2002, 2001 and 2000, is included in Note 18 to the accompanying consolidated financial statements.

        On March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company's United Kingdom and Mexican operations were not included in the Chapter 11 filings. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders and holders of the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I will not receive any distribution under the contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2003, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

        The Company decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls which have hampered its ability to meet interest and principal obligations on its long-term debt obligations. These shortfalls are primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the OEM and communications sectors caused by, among other things, substantial spending reductions by the RBOCs and independent telephone operating companies.

        Information regarding the Chapter 11 filings appears in "Item 1. Business—Chapter 11 Filing" of this Form 10-K.

        A plan of reorganization could materially change the amounts reported in the Company's financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization. The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is contingent upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP credit facility and the ability to generate cash flows from operations and obtain long-term financing sources to replace the DIP credit facility (upon its expiration) and to fund its future operations upon emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations—Twelve Months Ended December 31, 2002 ("2001")
Compared to the Twelve Months Ended December 31, 2001 ("2001")

        Consolidated sales for the year ended December 31, 2002 were $1.44 billion, a decrease of 18% as compared to consolidated sales of $1.75 billion for the year ended December 31, 2001. Adjusted for a constant cost of copper, the sales decline in 2002 as compared to 2001 approximated 16%. The comparative reduction in sales for 2002 was due primarily to comparative declines of 31% in Superior's Communications Group sales due principally to severe budgetary constraints and resulting spending reductions by Superior's telephone company customers along with a smaller comparative decline in Superior's OEM Group sales (5% copper-adjusted sales decline) due to general weakness in the industrial sector. The comparative 2002 sales decline attributable to the Electrical Sale effective December 11, 2002 amounted to $32 million.

        Superior's Communications Group sales for 2002 were $490.6 million, a decrease of 31% on a copper-adjusted basis from 2001. The sales decline in the current year as compared to the prior year was due primarily to a 39% reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continuing in 2002.

        Superior's OEM Group sales were $500.3 million for 2002, a copper-adjusted decline of 5% as compared to the prior year. The sales decline in 2002 as compared to 2001 reflected the reduced demand for magnet wire from Superior's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector.

        Electrical Group sales were $449.1 million for 2002 representing a decrease of 7% on a copper-adjusted basis as compared to 2001. The comparative sales decline was due principally to continuing weak industry-wide pricing conditions caused by severe industry overcapacity and competitive pressures in the building wire market. The comparative 2002 sales decline attributable to the Electrical Sale effective December 11, 2002 amounted to $22 million.

        For the year ended December 31, 2002, gross profit was $171.3 million, a decline of 38% as compared to the prior year. The comparative decline in gross profit was principally the result of (i) lower sales associated with the aforementioned spending reductions by the telephone companies and weak industry conditions in both the industrial and commercial construction sectors and (ii) lower gross margin percentage caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        Selling, general and administrative expenses ("SG&A expense") for 2002 were $144.0 million, a decrease of 8% as compared to SG&A expense of $156.0 million for 2001. The decline is due to cost reductions in all of the Company's business units in response to reduced sales and commercial activity, partially offset by higher insurance costs and higher professional fees associated with the Company's financial restructuring activities. The decline in SG&A expense attributable to the Electrical Sale effective December 11, 2002 amounted to $3.4 million.

        Superior incurred restructuring and other charges of $37.8 million for the year ended December 31, 2002, which includes non-cash charges for the write-down of property, plant and equipment of $22.6 million, $9.0 million of employee separation costs (422 personnel) and $6.2 million of facility closure costs. These charges reflect (i) the closure of Superior's Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities ($31.8 million); (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility ($4.2 million); (iii) the shutdown of Superior's Electrical Group Canadian operations ($0.9 million) and (iv) the operational restructuring activities at Superior Israel ($0.9 million). These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The Company incurred restructuring and other charges of $5.4 million during 2001 consisting of $3.1 million related to legal and professional fees associated with amendments to its bank credit agreement and asset divestiture activities and $2.3 million related to Superior Israel's restructuring activities.

        As discussed in Note 14 to the consolidated financial statements, Superior incurred a non-cash loss on asset sale and impairment charge of $177.9 million associated with the sale of Superior's Electrical wire business and assets, the common stock of Superior's wholly-owned subsidiary DNE Systems, Inc. and Superior's 47% interest in Superior Israel. The charge related principally to Superior's Electrical Group wire business. As discussed below, the Company also incurred a goodwill impairment charge in the fourth quarter of 2002 of $324.7 million.

        The Company incurred an operating loss of $513.0 million in 2002. Before restructuring and other charges and loss on asset sale and impairment charges and goodwill amortization, the Company generated operating income of $27.3 million for 2002, a decline of $92.6 million as compared to 2001. The comparative decline in operating income for the current year was principally attributable to substantially lower sales volumes in 2002 and reduced gross profit margins, primarily in Superior's Communications and Electrical business segments.

        Interest expense for 2002 was $114.3 million, representing a decrease of $0.7 million from 2001. The decrease in interest expense in 2002 was primarily the result of lower comparative LIBOR market interest rates, partially offset by increased interest spreads over LIBOR on Superior's Senior Subordinated Notes, which interest was paid in the form of PIK Notes rather than cash in 2002.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $750.5 million in goodwill was included as an asset in Superior's consolidated balance sheet. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units' of the Company and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provide that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of recent economic conditions and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $424 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. As required by SFAS No. 142, the Company performed another annual review for impairment of goodwill in the fourth quarter of 2002. As a result of continued depressed economic conditions, specific industry conditions in the telecommunications industry and continued declines in Superior's operating income and results of operations, Superior recognized an additional goodwill impairment loss in the fourth quarter of 2002 of $324.7 million to write-off the remaining goodwill in its OEM and Communications reporting units since the carrying amount of the reporting units was greater than the fair value of the reporting units (as determined using the expected present value of future cash flows) and the carrying amount of the reporting units' goodwill exceeded the implied fair value of that goodwill.

Results of Operations—Twelve Months Ended December 31, 2001 ("2001")
Compared to the Twelve Months Ended December 31, 2000 ("2000")

        Net sales for 2001 were $1.75 billion as compared to net sales of $2.05 billion for 2000. Adjusted for a constant cost of copper, net sales in 2001 declined 12% as compared to 2000. The Company experienced a comparative decline in net sales in 2001 in each of its three principal industry segments due to the impact of the general recessionary environment in 2001 as well as certain industry specific conditions, particularly in the Communications sector.

        Communications Group sales for 2001 were $726.8 million, a decrease of 13% on a copper-adjusted basis as compared to 2000. The comparative sales decline in 2001 was due primarily to a 14% reduction in OSP cable sales due to significantly reduced spending levels by major telephone company customers following implementation of budgetary spending constraints by such customers in the second half of 2001. Also contributing to the comparative sales decline were lower sales of fiber optic and premise wire and cable products (collectively referred to as "broadband products") in 2001 which decreased 23% as compared to 2000. The decline was attributable to an industry-wide slowdown in investment in broadband based telecom and datacom networks by a wide range of network service providers.

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

        SG&A expenses in 2001 were $156.0 million, comparable to SG&A expenses of $156.4 million in 2000.

        Operating income in 2001 before restructuring and other charges and goodwill amortization was $119.9 million, a decline of $63.8 million as compared to 2000. Operating income after such charges in 2001 was $93.5 million, a decline of $54.3 million from 2000. The comparative decline in operating income for the current year was principally attributable to lower sales and profit margins in all of the Company's operations associated with the aforementioned general economic, industrial sector and telecom sector business conditions.

        The Company incurred restructuring and other charges of $5.4 million during 2001 and $15.0 million during 2000. The restructuring and other charges in 2001 included $3.1 million related to legal and professional fees associated with the Company's bank credit agreement amendment and with the Company's asset divestiture activities and $2.3 million related to restructuring activities in the Company's Superior Israel operations. The restructuring and other charges in 2000 included $12.4 million related to the restructuring and consolidation program in the Company's building wire (Electrical Group) operations and in the Company's Superior Israel operations and $2.6 million of start-up costs for the Company's Mexican magnet wire facility.

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

        Loss before restructuring and other charges, goodwill amortization and extraordinary loss for 2001 was $5.5 million ($0.27 per diluted share) as compared to income before restructuring and other charges and goodwill amortization in 2000 of $27.5 million ($1.37 per diluted share) with the comparative reduction in the current year being due to lower operating income partially offset by lower interest expense. After restructuring and other charges, goodwill amortization and extraordinary loss, the Company incurred a net loss in 2001 of $32.5 million ($1.58 per diluted share) as compared to a net loss for 2000 of $2.1 million ($0.11 per diluted share).

Liquidity and Capital Resources

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior received interim bankruptcy court approval for $95 million of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") from lenders within its existing bank group in order to refinance Superior's accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility is a revolving credit facility under which Superior Telecommunications Inc. is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on all of the Debtors' assets (except valid and unavoidable pre-petition liens and certain other permitted liens applicable to certain assets) subject to a $1.75 million carve out for professional and administrative fees. The DIP Credit Facility also provides for adequate protection payments to certain pre-petition lenders in an amount representing Superior's 2002 income tax refunds to be received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. The monthly adequate protection payments are payable only if the Company meets certain EBITDA thresholds and maintains certain borrowing/liquidity levels.

        Borrowings under the DIP Credit Facility bear interest at the prime rate plus 2.5% or, at Superior's option, at the LIBOR rate plus 3.5%. The DIP Credit Facility provides for a maximum committed amount of $100 million with borrowing availability determined by reference to a borrowing base tied to eligible accounts receivable and inventory levels. As of April 7, 2003, Superior had $23 million in undrawn available borrowings under the DIP Credit Facility (based on the current

$95 million DIP borrowing limit). Superior is obligated to pay an unused commitment fee of 1% per annum on the unused amount of the maximum committed amount and a fee of 3.5% per annum on the outstanding face amount of outstanding letters of credit. The DIP Credit Facility is scheduled to terminate on the earliest to occur of (i) December 3, 2003 (with an automatic extension to March 3, 2004 if the Company files a reorganization plan satisfactory to the DIP Credit Facility lenders prior to September 3, 2003), or (ii) the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

        The DIP Credit Facility contains covenants which restrict the amount of capital expenditures and require the maintenance of specified levels of cumulative earnings before interest, taxes, depreciation, amortization and certain reorganization and restructuring expenses for periods ending on or after April 30, 2003. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of its business and enter into affiliated transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, borrowings under the DIP Credit Facility to become due and payable.

        Superior's principal pre-petition debt agreements include a senior credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Pre-Petition Credit Agreement"), and outstanding Senior Subordinated Notes. As a result of Superior's Chapter 11 filing, actions to collect pre-petition indebtedness are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition indebtedness is subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court.

        Prior to the DIP, Superior's operating activities were financed principally by an accounts receivable securitization financing arrangement and the revolving credit facility under the Pre-Petition Credit Agreement which allowed for borrowings by Superior's subsidiaries (other than Superior Israel) of up to $225 million in the aggregate (subject to reductions in 2002 which limited total borrowings to $214 million). Prior to Superior's bankruptcy filing, the revolving credit facility was due to mature on May 27, 2004. At December 31, 2002, interest on the outstanding balance was based upon LIBOR plus 5.5% or the base rate (prime) plus 5.0% (7.15% at December 31, 2002).

        Superior entered into a number of amendments to the Pre-Petition Credit Agreement in 2001 and 2002. These amendments generally, among other things, (i) modified operating performance levels required to meet certain financial covenants, (ii) extended or deferred required principal payments, (iii) increased the interest rate, (iv) prohibited the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities and (v) restricted the cash payment of interest on the Senior Subordinated Notes.

        Superior also had outstanding at December 31, 2002 Senior Subordinated Notes, which included a $120 million term note A and an $80 million term note B which are due in 2007. Interest at December 31, 2002 was based on LIBOR (1.43% at December 31, 2002) plus 12%. In December 2001, Superior entered into an amendment to the agreement governing the Senior Subordinated Notes which allowed Superior in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine provided Superior sufficient cash to make one quarterly cash interest payment in 2002. As a result of issuance of the PIK notes in 2002, the interest rate on the Senior Subordinated Notes was increased to LIBOR plus 12%.

        Prior to the Company's Chapter 11 bankruptcy filing, Superior's annual cash interest cost on pre-petition debt approximated $65 - $70 million annually. Effective March 3, 2003, Superior will no longer be required to pay interest on its pre-petition debt. During the period of reorganization, Superior's principal cash requirements will include interest payments on the DIP Credit Facility (approximately $5 million annually based on current interest rates), capital expenditures estimated at approximately $10 million annually, professional fees incurred in connection with the Company's reorganization, and, in certain instances, monthly adequate protection payments due pre-petition lenders. The Company must meet certain minimum EBITDA levels and must maintain certain borrowing/liquidity levels prior to the payment of any adequate protection payments and therefore the Company believes that such payments will not impact its ability to maintain sufficient levels of liquidity. Given the substantial reduction in cash interest requirements, and its projected level of capital requirements, Superior believes that cash provided by operations together with borrowing availability under the DIP Credit Facility will be sufficient to meet its obligations and fund its working capital requirements during the period of its reorganization. Although there can be no assurance, Superior expects to file a plan of reorganization with the Bankruptcy Court prior to September 3, 2003 and thus extend the scheduled termination date of the DIP Credit Facility from December 3, 2003 until March 3, 2004. However, if not, Superior believes that it can otherwise obtain any necessary extensions to its DIP Credit Facility or alternative DIP financing.

Derivative Financial Instruments

        The market prices of copper, the Company's most significant raw material, and aluminum experience marked fluctuations, thereby subjecting the Company to commodity price risk. The Company, to a limited extent, uses or has used forward fixed price contracts to manage such commodity price risks. Additionally, the Company uses or has used foreign currency forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies to minimize the risk to the Company's cash flows related to fluctuations in foreign currency exchange rates. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties; however, the Company does not anticipate such nonperformance.

Accounting Policies

        As previously discussed, on March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. A plan of reorganization could materially change the amounts reported in the Company's financial statements, which do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization. The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 2 to the consolidated financial statements. Management believes that the application of policies regarding the establishment of allowances for accounts receivable and inventories, long-lived asset and goodwill impairment, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

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

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value of a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value an impairment charge is recognized to the extent the implied fair value of the reporting unit's goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived asset and goodwill impairment are subject to a high degree of judgment and complexity.

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

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance to eliminate the current requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 in 2003 will result in the reclassification of gains and losses on early extinguishment of debt previously recognized as extraordinary items in the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. A one percent increase in interest rates affecting the Company's Pre-Petition Credit Agreement and its $200 million Senior Subordinated Notes would increase annual interest expense by approximately $11 million.

        Except for the historical information herein, the matters discussed in this Annual Report on Form 10-K include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short term interest rates and foreign exchange rates,and the Company's ability to take appropriate action to offset any negative effects of the Chapter 11 filings on the Company's business, including any loss of customers and impairment of vendor relations; operate within the framework of its DIP credit facility, including its limitations on capital expenditures and its financial covenants; generate cash flows from operations and obtain long-term financing to replace the DIP credit facility; attract, motivate and retain key executives and employees; develop, have confirmed by the Bankruptcy Court and implement a plan of reorganization and other risk factors detailed in the Company's most recent filings with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

        The Company's consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and 2000, and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 8, 2002, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, terminated the engagement of Arthur Andersen LLP ("AA") as the Company's independent public accountants.

        The audit reports issued by AA on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years December 31, 2001 and 2000, and the subsequent interim periods through May 8, 2002, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter of the disagreements in connection with AA's reports on the Company's consolidated financial statements for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided AA with a copy of the foregoing disclosures, and a letter from AA confirming its agreement with these disclosures was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2002.

        On May 31, 2002, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, appointed Deloitte & Touche LLP to serve as the Company's independent public accountants for the year ending December 31, 2002.

        During the Company's fiscal years ended December 31, 2000 and 2001, and through May 31, 2002, the Company did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any of the other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of Registrant

        The information required by this item will be filed by amendment to this Form 10-K.

Item 11. Executive Compensation

        The information required by this item will be filed by amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information about the Company's equity compensation plans at December 31, 2002 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	a	b	c
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	4,644,363	3.5083	1,781,652

Subtotal—security holder approved plans	4,644,363		1,781,652

Equity compensation plans not approved by security holders:
Stock compensation plan for non-employee directors(1)	630,835	1.1022		(4)
Deferred stock account plan(2)	66,638	12.3700		(4)
Individual stock option grants(3)	8,332	10.2500	—
Subtotal—security holder non-approved plans	705,805		—

Total—equity compensation plans	5,350,168		1,781,652

(1)
Under the Company's Stock Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 1, 2001 (the "Stock Compensation Plan"), non-employee directors of the Company automatically received 50% of the annual retainer in either deferred stock or stock options, as elected by the non-employee director, although for the year ended December 31, 2001 no portion of the annual retainer was payable in stock options. Each non-employee director was also able elect to receive all or a portion of the remaining amount of the annual retainer in excess of 50% of the annual retainer in the form of deferred stock or stock options instead of in cash. Effective as of January 1, 2003, the Company ceased paying any portion of a non-employee director's retainer fees in the form of deferred stock or stock options and the non-employee directors shall not be permitted to elect to receive payment of any portion of retainer fees in the form of deferred stock or stock options. Instead, non-employee directors are receiving their retainer fees in cash. Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant. Awards of stock options granted under the Stock Compensation Plan after July 1, 2001 will vest on the six month anniversary of the date of grant; or if earlier, upon (i) a non-employee director's death; (ii) a non-employee director's failure to stand for re-election or the failure to be reelected after attaining age 65; (iii) a non-employee director's voluntary resignation; and (iv) a change in control, as defined in the Stock Compensation Plan. Any shares issued pursuant to the Stock Compensation Plan will be issued from the Company's treasury stock.

(2)
The Company adopted the Deferred Stock Account Plan (the "Deferred Stock Account Plan") in June, 1999, an unfunded deferred compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, bonuses paid in shares of common stock of the Company (including shares of restricted stock) and shares issued upon stock option exercises. The Deferred Stock Account plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein, although no matching contributions were made with respect to any bonus paid in 2001 or with respect to any stock option granted in 2001. Shares issued pursuant to the deferred stock component of these plans are held in an irrevocable grantor trust. Any shares issued pursuant to the Deferred Stock Account Plan will be issued from the Company's treasury stock.

(3)
In 2000, the Company granted non-qualified stock options to purchase shares of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Stock options vest in equal annual installments over the three year period commencing on the date of grant or, if earlier, upon the occurrence of a change in control. Any shares issued upon exercise of these options will be issued from the Company's treasury stock.

(4)
The plans not approved by stockholders do not contain a specified maximum number of shares that can be issued to participants. The number of shares issued depends upon the individual elections made by the participants in the plans. Any shares issued pursuant to these arrangements will be issued from the Company's treasury stock.

Item 13. Certain Relationships and Related Transaction

        The information required by this item will be filed by amendment to this Form 10-K.

Item 14. Controls and Procedures

        Evaluation of Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Chief Operating Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)(1),    (a)(2) See the separate section of this report following Item 15 for a list of financial statements and schedules filed herewith.

        (a)(3)    Exhibits as required by Item 601 of Regulation S-K are listed in Item 15(c) below.

        (b)  On December 26, 2002, the Company filed an Item 2 Form 8-K including unaudited condensed proforma financial statements regarding the Electrical Sale.

        (c)  Exhibits

Exhibit Number	Description
2(a)	Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Securities and Exchange Commission (the "Commission") on October 5, 1993).
2(b)
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
2(e)
Agreement and Plan of Merger, dated as of October 21, 1998, by and among the Company, SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Registration No. 333-68889) of the Company and Superior Trust I, as filed with the Commission on December 14, 1998, as amended (the "S-4"))
2(f)
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 24, 1999, by and among the Company, SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-2 to the Joint Proxy Statement/Prospectus filed as part of the S-4).
2(g)
Purchase Agreement, dated October 31, 2002, by and among Superior TeleCom Inc., Superior Telecommunications Inc., Essex International Inc., Essex Group, Inc., The Alpine Group, Inc. and Alpine Holdco Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the "September 2002 10-Q")).
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
3(e)	By-laws of the Company (incorporated herein by reference to Exhibit 3.4 to the S-1).
3(f)	Amendment to the By-Laws of the Company (incorporated herein by reference to Exhibit 3(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000).
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
10(a)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the S-1).
10(b)
Lease Agreement, dated as of December 16, 1993, by and between ALP(TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1994).
10(c)
First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 Alpine 10-K")).
10(d)
Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).
10(e)
Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the S-1).

10(f)	First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Alpine and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the S-1).
10(g)	Employment Agreement, dated April 26, 1996, between Superior Telecommunications Inc. and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the S-1).
10(h)	Letter Agreement, dated October 8, 1996, between the Company and Alpine relating to a capital contribution by Alpine to the Company (incorporated herein by reference to Exhibit 10.2 to the S-1).
10(i)	Letter Agreement, dated October 2, 1996, between the Company and Alpine relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the S-1).
10(j)	Tax Allocation Agreement, dated as of October 2, 1996, among Alpine, the Company and its subsidiaries (incorporated herein by reference to Exhibit 10.9 to the S-1).
10(k)	Exchange Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.10 to the S-1).
10(l)	Registration Rights Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.11 to the S-1).
10(m)	Services Agreement, dated October 2, 1996, between the Company and Alpine (incorporated herein by reference to Exhibit 10.4 to the S-1).
10(n)
Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the year ended April 30, 1997).
10(o)
Amendment No. 2, dated as of May 1, 1998, to the Services Agreement (incorporated herein by reference to Exhibit 10(w) to the Annual Report on Form 10-K of the Company for the year ended April 30, 1998).
10(p)
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
10(q)
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
10(r)	Amendment No. 1, dated as of December 10, 1999, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(v) to the 1999 10-K).
10(s)	Amendment No. 2, dated as of February 18, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(w) to the 1999 10-K).

10(t)
Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1999 10-K).
10(u)
Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., the Company and Alpine (incorporated herein by reference to Exhibit 10(y) to the 1999 10-K).
10(v)
Amendment No. 3, dated as of May 1, 1999, to the Services Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2000 (the "September 2000 10-Q")).
10(w)
Amendment No. 1, dated as of December 31, 1998, to the Credit Agreement (incorporated herein by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K") ).
10(x)	Amendment No. 2 and Waiver, dated as of December 10, 1999, to the Credit Agreement (incorporated herein by reference to Exhibit 10(bb) to the 2000 10-K).
10(y)	Amendment No. 3 and Waiver, dated as of March 13, 2000, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the September 2000 10-Q).
10(z)	Amendment No. 4 and Waiver, dated as of September 30, 2000, to the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the September 2000 10-Q).
10(aa)	Amendment No. 3, dated as of March 30, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(ee) to the 2000 10-K).
10(bb)	Amendment No. 4, dated as of April 20, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(ff) to the 2000 10-K).
10(cc)	Amendment No. 5, dated as of June 5, 2000, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(gg) to the 2000 10-K).
10(dd)	Superior TeleCom Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(hh) to the 2000 10-K).
10(ee)	Superior TeleCom Inc. Deferred Cash Account Plan (incorporated herein by reference to Exhibit 10(ii) to the 2000 10-K).
10(ff)
Amended and Restated Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Steven S. Elbaum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
10(gg)
Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and David S. Aldridge (incorporated herein by reference to Exhibit 10.2 to the March 2001 10-Q)).
10(hh)
Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10.3 to the March 2001 10-Q)).
10(ii)
Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10.4 to the March 2001 10-Q)).

10(jj)	Amendment Number One to the Superior TeleCom Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10.5 to the March 2001 10-Q)).
10(kk)
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
10(ll)	Amendment dated as of January 1, 2001, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc. (incorporated by reference to Exhibit 10.2 to the June 2001 10-Q).
10(mm)
Amendment Number Six and Waiver, dated as of November 30, 2001, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent (incorporated by reference to Exhibit 10(nn) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (the "2001 10-K")).
10(nn)
Amendment Number Seven, dated as of March 28, 2001, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent (incorporated by reference to Exhibit 10(oo) to the 2001 10-K).
10(oo)	Amendment Number Six, dated as of December 27, 2001, to the Senior Subordinated Credit Agreement (incorporated by reference to Exhibit 10(pp) to the 2001 10-K)..
10(pp)
Reimbursement Agreement, dated as of November 30, 2001 among The Alpine Group, Inc., Superior Telecommunications Inc. and Superior TeleCom Inc. (incorporated by reference to Exhibit 10(qq) to the 2001 10-K).
10(qq)	Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors (Amended and Restated Effective as of July 1, 2001) (incorporated by reference to Exhibit 10(uu) to the 2001 10-K).
10(rr)	Superior TeleCom Inc.1996 Stock Incentive Plan (incorporated by reference to Appendix B to the proxy statement of the Company dated April 30, 2001).
10(ss)	Amendment No. 1 to the Superior TeleCom Inc.1996 Stock Incentive Plan (Amended and Restated as of January 1, 2001) (incorporated by reference to Exhibit 10(ww) to the 2001 10-K).
10(tt)	Amendment to Employee Stock Purchase Plan (incorporated by reference to Appendix C to the proxy statement of the Company dated April 30, 2001).
10(uu)
Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated by reference to Exhibit 10(yy) to the 2001 10-K).
10(vv)
PIK Note dated as of May 20, 2002 by Superior Telecommunications Inc. in favor of The Alpine Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2002 (the "June 2002 10-Q")).

10(ww)
Amendment Number Eight, dated as of July 29, 2002, to the Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group, Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent, and Fleet National Bank, as syndication agent (incorporated by reference to Exhibit 10.2 to the June 2002 10-Q).
10(xx)
Executive Employment Agreement, dated effective as of August 1, 2002, among Superior TeleCom Inc., Essex Group, Inc. and H. Patrick Jack (incorporated by reference to Exhibit 10.3 to the June 2002 10-Q).
10(yy)
Amendment Number Nine, dated as of September 13, 2002, to the Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group, Inc., the guarantors named therein, various lenders, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch & Co., as documentation agent, and Fleet National Bank, as syndication agent (incorporated by reference to Exhibit 10.1 to the September 2002 10-Q).
10(zz)
Settlement Agreement, dated as of September 13, 2002, by and among Steven S. Elbaum, Superior TeleCom Inc. and Superior Telecommunications Inc. (incorporated by reference to Exhibit 10.3 to the September 2002 10-Q).
10(aaa)
Receivables Sale Agreement, dated November 6, 2002, by and among each of the entities party thereto from time to time as originators, Superior Telecommunications Inc. and Superior Essex Funding LLC (incorporated by reference to Exhibit 10.4 to the September 2002 10-Q).
10(bbb)
Receivables Funding Agreement, dated November 6, 2002, by and among Superior Essex Funding LLC, as borrower, Superior Telecommunications Inc., as servicer, the financial institutions signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as a lender and as administrative agent (incorporated by reference to Exhibit 10.5 to the September 2002 10-Q).
10(ccc)*	Amendment Number One to Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.
10(ddd)*	Amendment Number Two to Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.
10(eee)*	Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP, and Superior Telecommunications Inc.
10(fff)*
Amendment Number Ten, dated as of January 13, 2003, to the Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group, Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent, Merrill Lynch & Co., as documentation agent and Fleet National Bank, as syndication agent
10(ggg)*
Amendment Number Eleven, dated as of February 17, 2003, to the Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group, Inc., the guarantors named therein, various lenders, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch & Co., as documentation agent, and Fleet National Bank, as syndication agent

10(hhh)*
Revolving Credit, Guarantee and Security Agreement, dated March 4, 2003, among Superior Telecommunications Inc., the guarantors named therein, various lenders, General Electric Capital Corporation, as syndication agent, and Deutche Bank Trust Company Americas as administrative agent
10(iii)*
First Amendment to the Revolving Credit, Guarantee and Security Agreement, dated April 1, 2003, among Superior Telecommunications Inc., the guarantors named therein, various lenders, General Electric Capital Corporation, as syndication agent, and Deutche Bank Trust Company Americas as administrative agent
21*	List of Subsidiaries
23(a)*	Consent of Deloitte & Touche LLP
23(b)*	Notice regarding consent of Arthur Andersen LLP
99.1*	Certification of the Company's President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2003	SUPERIOR TELECOM INC.
	By:	/s/ STEVEN S. ELBAUM Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Steven S. Elbaum	Chairman of the Board	April 15, 2003
Stephen C. Knup	President and Chief Operating Officer (principal executive officer)	April 15, 2003
David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 15, 2003
Kenneth G. Byers, Jr.	Director	April 15, 2003
Eugene P. Connell	Director	April 15, 2003
John C. Jansing	Director	April 15, 2003
James R. Kanely	Director	April 15, 2003

Robert J. Levenson	Director	April 15, 2003
Charles Y.C. Tse	Director	April 15, 2003
Bragi F. Schut	Director	April 15, 2003

CERTIFICATIONS

I, Stephen C. Knup, certify that:

1.
I have reviewed this annual report on Form 10-K of Superior TeleCom Inc.:

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ STEPHEN C. KNUP Stephen C. Knup President and Chief Operating Officer

CERTIFICATIONS

I, David S. Aldridge, certify that:

1.
I have reviewed this annual report on Form 10-K of Superior TeleCom Inc.:

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: April 15, 2003

/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors,
Superior TeleCom, Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of Superior TeleCom, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule as of December 31, 2001 and for each of the two years in the period then ended, before the revisions to Note 2 of the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly in all material respects, the information set forth therein, in their reports dated February 18, 2002 (except with respect to Notes 1, 6, 7, and 20, in the 2001 annual report on Form 10-K as to which the date was March 28, 2002).

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 1, on March 3, 2003, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters is also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

        In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of Superior TeleCom, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2002 financial statement schedule, when considered in relation to the basic 2002 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the financial statements of Superior TeleCom Inc. and subsidiaries as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Note 2 includes the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets that are no longer being amortized to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and related loss-per-share amounts. In our opinion, such transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
April 7, 2003

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.

To Superior Telecom Inc.:

        We have audited the accompanying consolidated balance sheets of Superior Telecom Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Telecom Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 18, 2002 (except with respect to Notes 1,6,7 and 20, as to which the date is March 28, 2002

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$7,101	$19,311
Accounts receivable, net	84,515	201,376
Inventories, net	104,363	263,210
Other current assets	65,199	36,844

Total current assets	261,178	520,741
Property, plant and equipment, net	275,127	508,768
Other assets	34,300	95,887
Goodwill, net	—	750,543

Total assets	$570,605	$1,875,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Short-term borrowings	$57,691	$124,388
Superior Israel revolving credit facility	—	18,221
Current portion of long-term debt	1,107,231	86,572
Accounts payable	32,411	110,465
Accrued expenses	75,507	93,446

Total current liabilities	1,272,840	433,092
Long-term debt, less current portion	—	1,128,214
Minority interest in subsidiary	—	5,393
Other long-term liabilities	44,519	96,460

Total liabilities	1,317,359	1,663,159

Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company, net of discount	137,270	136,040
Commitments and contingencies (Notes 7 and 16)
Stockholders' equity (deficit):
Common stock (22,179,834 and 21,667,661 shares issued at December 31, 2002 and 2001, respectively)	222	217
Capital in excess of par value	44,828	43,651
Accumulated other comprehensive loss	(13,051)	(12,164)
Retained earnings (accumulated deficit)	(897,645)	63,833

	(865,646)	95,537
Treasury stock, at cost (795,210 and 813,357 shares at December 31, 2002 and 2001, respectively)	(18,378)	(18,797)

Total stockholders' (deficit) equity	(884,024)	76,740

Total liabilities and stockholders' (deficit) equity	$570,605	$1,875,939

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales	$1,439,958	$1,747,302	$2,049,048
Cost of goods sold	1,268,695	1,471,409	1,708,920

Gross profit	171,263	275,893	340,128
Selling, general and administrative expenses	143,950	156,017	156,437
Restructuring and other charges	37,757	5,358	14,961
Amortization of goodwill	—	21,057	20,959
Loss on asset sale and impairments (Notes 5 and 14)	502,578	—	—

Operating income (loss)	(513,022)	93,461	147,771
Interest expense	(114,323)	(115,048)	(129,905)
Other (expense) income, net	(2,916)	1,270	976

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest, extraordinary loss and cumulative effect of accounting change for goodwill impairment	(630,261)	(20,317)	18,842
Benefit (provision) for income taxes	106,665	3,617	(10,925)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest, extraordinary loss and cumulative effect of accounting change for goodwill impairment	(523,596)	(16,700)	7,917
Distributions on preferred securities of Superior Trust I	(16,654)	(15,362)	(15,145)

Loss before minority interest, extraordinary loss and cumulative effect of accounting change for goodwill impairment	(540,250)	(32,062)	(7,228)
Minority interest in losses of subsidiaries	3,462	2,430	5,088

Loss before extraordinary loss and cumulative effect of accounting change for goodwill impairment	(536,788)	(29,632)	(2,140)
Extraordinary loss on early extinguishment of debt, net	—	(2,871)	—
Cumulative effect of accounting change for goodwill impairment	(424,503)	—	—

Net loss	$(961,291)	$(32,503)	$(2,140)

Net loss per share of common stock:
Basic:
Loss before extraordinary loss and cumulative effect of accounting change for goodwill impairment	$(25.22)	$(1.44)	$(0.11)
Extraordinary loss on early extinguishment of debt	—	(0.14)	—
Cumulative effect of accounting change for goodwill impairment, net	(19.94)	—	—

Net loss per basic share of common stock	$(45.16)	$(1.58)	$(0.11)

Diluted:
Loss before extraordinary loss and cumulative effect of accounting change for goodwill impairment	$(25.22)	$(1.44)	$(0.11)
Extraordinary loss on early extinguishment of debt	—	(0.14)	—
Cumulative effect of accounting change for goodwill impairment, net	(19.94)	—	—

Net loss per diluted share of common stock	$(45.16)	$(1.58)	$(0.11)

Weighted average shares outstanding:
Basic	21,287	20,635	20,238

Diluted	21,287	20,635	20,238

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands, except share data)

	Years Ended December 31,
	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of period	21,667,661	$217	21,133,361	$211	20,980,101	$210
Employee stock purchase plan	163,575	2	534,300	6	153,260	1
Stock grants	348,598	3	—	—	—	—

Balance at end of period	22,179,834	222	21,667,661	217	21,133,361	211

Capital in excess of par value:
Balance at beginning of period		43,651		40,937		38,765
Exercise of stock options		—		—		270
Employee stock purchase plan		157		890		1,304
Compensation expense related to stock grants and options		1,020		1,824		598

Balance at end of period		44,828		43,651		40,937

Accumulated other comprehensive loss:
Balance at beginning of period		(12,164)		(8,485)		(5,447)
Foreign currency translation adjustment		6,195		(2,283)		(3,093)
Additional minimum pension liability (net of tax benefit of 3,839 and $1,221 at December 31, 2002 and 2001, respectively		(6,492)		(1,305)		55
Change in unrealized gains (losses) on derivatives, net		(590)		(91)		—

Balance at end of period		(13,051)		(12,164)		(8,485)

Retained earnings (accumulated deficit):
Balance at beginning of period		63,833		96,483		98,623
Net loss		(961,291)		(32,503)		(2,140)
Stock grants		(187)		(147)		—

Balance at end of period		(897,645)		63,833		96,483

Treasury stock:
Balance at beginning of period	(813,357)	(18,797)	(828,300)	(19,143)	(828,300)	(19,143)
Stock grants	18,147	419	14,943	346	—	—

Balance at end of period	(795,210)	(18,378)	(813,357)	(18,797)	(828,300)	(19,143)

Total stockholders' (deficit) equity		$(884,024)		$76,740		$110,003

Comprehensive loss		$(962,178)		$(36,182)		$(5,178)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Loss before extraordinary loss and cumulative effect of accounting change for goodwill impairment	$(536,788)	$(29,632)	$(2,140)
Adjustments to reconcile loss before extraordinary loss and cumulative effect of accounting change for goodwill to net cash provided (used) by operating activities:
Depreciation and goodwill amortization	43,711	67,249	62,931
Deferred distributions on Trust Convertible Preferred Securities	15,424	7,775	—
Amortization of deferred financing costs	16,211	8,183	5,621
Interest costs satisfied by payment-in-kind notes	21,205	—	—
Write-down of idled property, plant and equipment	22,812	—	—
Loss on asset sale and impairments	502,578	—	—
Provision (benefit) for deferred taxes	(62,551)	(769)	7,022
Minority interest in losses of subsidiary	(3,462)	(2,430)	(5,088)
Change in assets and liabilities, net of effects from companies acquired:
Accounts receivable, net	7,986	75,041	(18,575)
Inventories, net	52,527	(4,266)	52,097
Other current and noncurrent assets	(39,566)	(1,719)	1,544
Accounts payable and accrued expenses	(55,445)	(53,588)	6,400
Other, net	3,051	(6,949)	(3,938)

Cash flows provided (used) by operating activities	(12,307)	58,895	105,874

Cash flows from investing activities:
Capital expenditures	(10,123)	(27,264)	(78,339)
Net proceeds from the sale of assets	83,576	6,389	10,195
Superior Israel customer loan repayments (advances)	6,157	(13,018)	(23,989)
Other	1,013	11	1,450

Cash flows provided by (used for) investing activities	80,623	(33,882)	(90,683)

Cash flows from financing activities:
Short-term borrowings (repayments), net	(66,697)	(35,612)	19,631
Borrowings under revolving credit facilities, net	30,239	94,199	13,912
Debt issuance costs	(3,939)	(2,269)	(4,597)
Long-term borrowings—Israel	1,479	17,326	61,232
Repayments of long-term borrowings	(41,677)	(91,561)	(107,059)
Other, net	159	(627)	1,208

Cash flows used for financing activities	(80,436)	(18,544)	(15,673)

Effect of exchange rate changes on cash	(90)	(160)	(821)

Net increase (decrease) in cash and cash equivalents	$(12,210)	$6,309	$(1,303)
Cash and cash equivalents at beginning of period	19,311	13,002	14,305

Cash and cash equivalents at end of period	$7,101	$19,311	$13,002

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$85,437	$122,256	$117,141

Cash (received) paid for income taxes, net	$(17,262)	$1,216	$7,371

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Chapter 11 filing

  Description of business

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior") manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and, prior to December 11, 2002, electrical markets. The Company is a manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls; and prior to December 11, 2002, building and industrial wire for applications in commercial and residential construction and industrial facilities. The Company operates manufacturing and distribution facilities in the United States, the United Kingdom and Mexico.

  Chapter 11 Filing

        On March 3, 2003, the Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered (Case No. 03-10607). The Debtors are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company's United Kingdom and Mexican operations were not included in the Chapter 11 filings.

        The Company decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls which have hampered its ability to meet interest and principal obligations on its long-term debt obligations. These shortfalls are primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the OEM and communications sectors caused by, among other things, substantial spending reductions by the regional Bell operating companies ("RBOCs") and independent telephone operating companies.

        Since the Chapter 11 filings, motions necessary for the Company to conduct normal business activities have been approved by the Bankruptcy Court or filed with the Bankruptcy Court for approval, including interim approval of $95 million of a $100 million debtor-in-possession ("DIP") credit facility for working capital needs and other general corporate purposes (see Note 7).

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2003, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

        The Company contemplates that a plan of reorganization will likely result in holders of the Company's common stock and holders of the 8 1/2% Trust Convertible Preferred Securities issued by Superior Trust I receiving no distribution on account of their interests and cancellation of those interests. Under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders.

        At this time, it is not possible to predict the effect of the Chapter 11 reorganization on the Company's business, creditors and equity holders or when the Company will be able to exit Chapter 11. The Company's future results are dependent upon a number of factors, including its ability to achieve the following:

  •
  continuing to implement its long-term strategy to revitalize its business and return the Company to profitability;

  •
  taking appropriate action to offset any negative effects of the Chapter 11 filings on the Company's business, including any loss of customers and impairment of vendor relations;

  •
  operating within the framework of its DIP credit facility, including its limitations on capital expenditures and its financial covenants;

  •
  generating cash flows from operations and obtaining long-term financing to replace the DIP credit facility;

  •
  attracting, motivating and retaining key executives and employees; and

  •
  developing, having confirmed by the Bankruptcy Court and implementing a plan of reorganization.

        A plan of reorganization could materially change the amounts reported in the Company's financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization. The consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company's ability to continue as a going concern, as described above, is contingent upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP credit facility and the ability to generate cash flows from operations and obtain long-term financing sources to replace the DIP credit facility (upon its expiration) and to fund its future operations upon emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  Organizational history

        Superior was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., was contributed to the Company in exchange for 100% of the shares of the Company's then outstanding common stock. In October 1996, the Company sold 9.4 million shares of its common stock through an initial public offering (the "Offering"). As a result of the Offering, Alpine's ownership interest was reduced to 50.1%. As a result of treasury stock purchases and other transactions subsequent to the Offering, Alpine's ownership interest was approximately 48.9% at December 31, 2002.

        On November 27, 1998, the Company completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex")—(the "Essex Acquisition"). On March 31, 1999, the Company acquired the remaining 19% of the Essex common stock through the issuance of 8 1/2%

Trust Convertible Preferred Securities of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests.

        On December 11, 2002, in accordance with the terms of the Purchase Agreement, dated October 31, 2002, as amended on December 11, 2002 (the "Purchase Agreement"), by and among Alpine, Alpine Holdco Inc., a newly formed, wholly owned subsidiary of Alpine ("Alpine Holdco"), Superior and Superior's wholly-owned subsidiaries, Superior Telecommunications Inc. ("STI"), Essex International Inc. ("Essex International") and Essex Group, Inc. ("Essex Group" and, together with Superior, STI and Essex International, the "Sellers"), the Sellers sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however, any secured debt), of the Sellers' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. Superior continues to retain a 3% equity interest in Superior Israel.

2.    Summary of significant accounting policies

  Basis of presentation

        The consolidated financial statements represent the consolidation of all majority owned companies. The Company records all affiliate companies representing 20% to 50% ownership using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. These financial statements present the consolidated balance sheets of the Company at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements is related to the Company's 50.2% owned subsidiary, Superior Cables Limited ("Superior Israel") for periods prior to December 11, 2002.

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

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During 2002, 2001 and 2000, $0.2 million, $1.4 million and $5.0 million, respectively, was capitalized in connection with various capital projects.

  Goodwill

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $750 million in goodwill was included as an asset in the Company's consolidated balance sheet. Changes in goodwill for the year ended December 31, 2002 are described below. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries and be reviewed annually for impairment. If the carrying value (including goodwill) of any reporting unit exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill exists resulting in a charge to earnings to the extent of goodwill impairment.

        The transitional rules for implementing SFAS No. 142 provide that an initial assessment as to whether there is an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 requires that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        Superior completed its final determination of initial goodwill impairment in August 2002. The application of this new standard and the impact of recent economic conditions and industry specific conditions affecting Superior's business segments resulted in a non-cash goodwill impairment charge of $424 million including $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. The goodwill impairment charge was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142.

        As required by SFAS No. 142, the Company performed its annual assessment of goodwill impairment in the fourth quarter of 2002. As a result of generally depressed economic conditions and specific industry conditions in the telecommunications industry the Company's operating income and results of operations continued to decline during 2002. Based on that trend, the earnings forecast for the next five years was revised and in the fourth quarter of 2002, Superior recognized an additional goodwill impairment loss of $324.7 million in its OEM ($73.4 million) and Communications ($251.3 million) reporting units since the carrying amount of the reporting units was greater than the fair value of the reporting units (as determined using the expected present value of expected future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The impairment charge resulted in the write-off of all remaining goodwill.

        Prior to the adoption of SFAS No. 142, the excess of the purchase price over the net identifiable assets of businesses acquired was amortized ratably over periods not exceeding 40 years and periodically assessed for recoverability by determining if the carrying amount exceeded the undiscounted cash flows of the acquired operations. Accumulated amortization of goodwill at December 31, 2001 was $70.5 million.

        The table below, which provides SFAS No. 142 transitional disclosures, reconciles the reported net loss applicable to common stock (and related per share data) to an adjusted net loss applicable to common stock (and related per share data) adjusted to exclude amortization expense related to goodwill that is no longer required.

	Year Ended December 31,
	2002	2001	2000
Reported net loss	$(961,291)	$(32,503)	$(2,140)
Goodwill amortization	—	21,057	20,959

Adjusted net income (loss)	$(961,291)	$(11,446)	$18,819

Basic income (loss) per share of common stock:
Reported net loss	$(45.16)	$(1.58)	$(0.11)
Goodwill amortization	—	1.02	1.04

Adjusted net income (loss)	$(45.16)	$(0.56)	$0.93

Reported loss before extraordinary items and cumulative effect of accounting change	$(536,788)	$(29,632)	$(2,140)
Goodwill amortization	—	21,057	20,959

Adjusted income (loss) before extraordinary items and cumulative effect of accounting change	$(536,788)	$(8,575)	$18,819

Basic and diluted loss per share of common stock:
Reported loss before extraordinary items and cumulative effect of accounting change	$(25.22)	$(1.44)	$(0.11)
Goodwill amortization	—	1.02	1.04

Adjusted income (loss) before extraordinary items and cumulative effect of accounting change	$(25.22)	$(0.42)	$0.93

  Deferred financing costs

        Origination costs incurred in connection with outstanding debt financings are included in the balance sheet in other assets. These deferred financing costs are being amortized over the lives of the applicable debt instruments on an effective interest rate basis and are charged to operations as additional interest expense. Total unamortized deferred financing fees at December 31, 2002 and 2001 were approximately $27.3 million and $31.2 million, respectively.

  Amounts due customers

        Included in accrued expenses at December 31, 2002 and 2001 are certain amounts due customers totaling $2.2 million and $11.9 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

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

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company engages in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a fair value hedge and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings.

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

Stock-Based Compensation Plans

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(961,291)	$(32,503)	$(2,140)
Add stock-based employee compensation expense included in reported net loss, net of tax	845	1,300	390
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,932)	(5,934)	(3,763)

Pro forma net loss	$(962,378)	$(37,137)	$(5,513)

Net loss per share:
Basic—as reported	$(45.16)	$(1.58)	$(0.11)
Basic—pro forma	(45.21)	(1.80)	(0.27)
Diluted—as reported	(45.16)	(1.58)	(0.11)
Diluted—pro forma	(45.21)	(1.80)	(0.27)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0% for 2002 and 2001 and 2% for 2000; expected volatility of 91%, 72% and 64%, risk-free interest rate of 2.64%, 4.16% and 5.11%, and expected life of two years for all periods. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black-Scholes option-pricing model) during December 31, 2002, 2001, 2000 was $0.25, $1.52 and $5.33, respectively. The weighted average per share fair value of options granted at an exercise price below the fair market value during the year ended December 31, 2001 was $1.94.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and consultant stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Research and development costs

        Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2002, 2001 and 2000 amounted to $8.4 million, $9.0 million and $7.2 million, respectively.

  Advertising costs

        Advertising costs are expensed as incurred. Advertising costs during the year ended December 31, 2002 and 2001 amounted to $2.5 million and $2.1 million, respectively.

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

  Loss per share

        Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The computation of diluted loss per share does not assume conversion or exercise of securities that would have an antidilutive effect on loss per share.

Diluted loss per common share is determined assuming the conversion of outstanding stock options and grants under the treasury stock method.

  Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, change in the fair value of derivatives and minimum pension liability adjustments.

        The components of accumulated other comprehensive deficit at December 31, 2002 consisted of foreign currency translation adjustment of $(3.3) million, additional minimum pension liability of $(9.0) million and unrealized loss on derivatives of $(0.7) million.

  Concentrations of risk and allowance for doubtful accounts

        At December 31, 2002 and 2001, accounts receivable from the regional Bell operating companies ("RBOCs") and major independent telephone companies amounted to $10.0 million and $17.6 million, respectively. See Note 18 for concentrations of risk within the Company's business segments.

        Accounts receivable are net of allowances for doubtful accounts of $7.7 million and $8.4 million at December 31, 2002 and 2001, respectively.

  Impairment of Long-Lived Assets

        The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 provides a single accounting model for long-lived assets held and used or to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Use of estimates

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

  New accounting standards

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance to eliminate the current requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classifications only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 in 2003 will result in the reclassification of gains and losses on early extinguishment of debt previously recognized as extraordinary items in the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and such disclosures are contained herein.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

3.    Inventories

        At December 31, 2002 and 2001, the components of inventories are as follows:

	December 31,
	2002	2001
	(in thousands)
Raw materials	$13,318	$37,743
Work in process	8,646	35,148
Finished goods	82,833	185,688

	104,797	258,579
LIFO reserve	(434)	4,631

	$104,363	$263,210

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

        Inventories valued using the LIFO method amounted to $63 million and $149.8 million at December 31, 2002 and 2001, respectively. During the year ended December 31, 2000, inventory quantities were reduced which resulted in a LIFO layer liquidation. The impact of the liquidation reduced net loss by $1.6 million in 2000.

4.    Property, plant and equipment

        At December 31, 2002 and 2001, property, plant and equipment consists of the following:

	December 31,
	2002	2001
	(in thousands)
Land	$9,755	$23,602
Buildings and improvements	89,444	144,682
Machinery and equipment	301,173	496,967

	400,372	665,251
Less accumulated depreciation	125,245	156,483

	$275,127	$508,768

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $42.5 million, $45.1 million and $41.0 million, respectively.

5.    Asset sale

        On December 11, 2002, in accordance with the terms of the Purchase Agreement, dated October 31, 2002, as amended on December 11, 2002 (the "Purchase Agreement"), by and among Alpine, Alpine Holdco Inc., a newly formed, wholly owned subsidiary of Alpine ("Alpine Holdco"), Superior and Superior's wholly-owned subsidiaries, Superior Telecommunications Inc. ("STI"), Essex International Inc. ("Essex International") and Essex Group, Inc. ("Essex Group" and, together with Superior, STI and Essex International, the "Sellers"), the Sellers sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of the Sellers' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel. This transaction is referred to herein as the "Electrical Sale". Superior continues to retain a 3% equity interest in Superior Israel. The aggregate purchase price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric, Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model and is included in other long-term assets in the accompanying consolidated balance sheet at December 31, 2002.

        In connection with the Electrical Sale, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, has agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement in 2002 was $10.8 million and the cost for administrative services for 2002 was $0.3 million.

6.    Short-term borrowings

        At December 31, 2002 and 2001, short-term borrowings consist principally of $58 million and $124.4 million, respectively, in borrowings under the then outstanding accounts receivable securitization program. Borrowings are limited based on a percentage of eligible receivables, as defined by the program. At December 31, 2002, there was no undrawn availability under this facility based on levels of accounts receivables on such date. Under the then outstanding receivable securitization program, the Company granted a security interest in all the trade accounts receivable of its domestic subsidiaries to secure borrowings under the facility. Borrowings under this program bear interest at a variable rate (4.07% and 2.95% at December 31, 2002 and 2001, respectively). As discussed in Note 7, borrowings under the accounts receivable securitization program were refinanced in connection with the Company's Chapter 11 filing on March 3, 2003.

7.    Debt

        At December 31, 2002 and 2001, long-term debt consists of the following:

	December 31,
	2002	2001
	(in thousands)
Superior senior credit facility:
Superior revolving credit facility	$191,480	$169,000
Superior term loan A	301,793	299,808
Superior term loan B	383,404	403,272
Superior senior subordinated notes	221,755	203,029
Superior Israel credit facilities	—	80,287
Superior Israel bank borrowings	—	63,637
Other	8,799	13,974

Total long-term debt	1,107,231	1,233,007
Less current portion of long-term debt	1,107,231	104,793

	$—	$1,128,214

        As discussed in Note 1, on March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition indebtedness is subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court.

        Superior's principal pre-petition debt agreements include a senior credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Pre-Petition Credit Agreement"), an accounts receivable securitization facility (see Note 6) and outstanding Senior Subordinated Notes.

        The revolving credit facility under the Pre-Petition Credit Agreement allowed for borrowings by Superior's subsidiaries (other than Superior Israel) of up to $225 million in the aggregate (subject to reductions in 2002 which limited total borrowings to $214 million). Prior to Superior's bankruptcy filing, the revolving credit facility was due to mature on May 27, 2004. At December 31, 2002, interest on outstanding borrowings under the Pre-Petition Credit Agreement was based upon LIBOR plus 5.5% or the base rate (prime) plus 5.0% (7.15% at December 31, 2002).

        Superior entered into a number of amendments to the Pre-Petition Credit Agreement in 2001 and 2002. These amendments generally, among other things, (i) modified operating performance levels required to meet certain financial covenants, (ii) extended or deferred required principal payments, (iii) increased the interest rate, (iv) prohibited the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities (see Note 8) and (v) restricted the cash payment of interest on the Senior Subordinated Notes.

        Superior also had outstanding at December 31, 2002 Senior Subordinated Notes, which included a $120 million term note A and an $80 million term note B which are due in 2007. Interest at December 31, 2002 was based on LIBOR (1.43% at December 31, 2002), plus 12%. In December 2001, Superior entered into an amendment to the agreement governing the Senior Subordinated Notes which allowed Superior in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine provided Superior sufficient cash to make one quarterly cash interest payment in 2002. In consideration for its funding of the quarterly interest payment in 2002, Alpine was issued a PIK note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid on the Senior Subordinated Notes. As a result of issuance of the PIK notes in 2002, the interest rate on the Senior Subordinated Notes was increased to LIBOR plus 12%.

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior received interim bankruptcy court approval for $95 million of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") from lenders within its existing bank group in order to refinance Superior's accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility is a revolving credit facility under which Superior Telecommunications Inc. is the borrower and the rest of the Debtors are guarantors.

        The DIP Credit Facility has been afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on all of the Company's assets (except valid and unavoidable pre-petition liens and certain other permitted liens applicable to certain assets) subject to a $1.75 million carve out for professional and administrative fees. The DIP Credit Facility also provides for adequate protection payments to certain pre-petition lenders in an amount representing Superior's 2002 income tax refunds to be received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. The monthly adequate protection payments are payable only if the Company meets certain EBITDA thresholds and maintains certain borrowing/liquidity levels.

        Borrowings under the DIP Credit Facility bear interest at a prime rate plus 2.5% or, at Superior's option, at the LIBOR rate plus 3.5%. The DIP Credit Facility provides for a maximum committed amount of $100 million with borrowing availability determined by reference to a borrowing base tied to eligible accounts receivable and inventory levels. Superior is obligated to pay an unused commitment fee of 1% per annum on the unused amount of the maximum committed amount and a fee of 3.5% per annum on the outstanding face amount of outstanding letters of credit. The DIP Credit Facility is scheduled to terminate on the earliest to occur of (i) December 3, 2003 (with an automatic extension to March 3, 2004 if the Company files a reorganization plan satisfactory to the DIP Credit Facility lenders prior to September 3, 2003), or (ii) the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

        The DIP Credit Facility contains covenants which restrict the amount of capital expenditures and require the maintenance of specified levels of cumulative earnings before interest, taxes, depreciation, amortization and certain reorganization and restructuring expenses for periods ending on or after April 30, 2003. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of its business and enter into affiliated transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, borrowings under the DIP Credit Facility to become due and payable.

        Long-term debt of Superior Israel amounted to $143.9 million at December 31, 2001. Such debt is recourse only to Superior Israel and not to Superior or its other subsidiaries. As discussed in Note 5, Superior sold substantially all of its equity interest in Superior Israel to Alpine on December 11, 2002.

        The fair value of the Company's debt under the Pre-Petition Credit Agreement at December 31, 2002, based on the quoted market price for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities was approximately $616.3 million. The Company is unable to estimate the fair value of the Senior Subordinated Notes.

        As a result of its Chapter 11 filings, the Company is in default under its debt agreements and all of its debt outstanding at December 31, 2002 has been reflected as a current liability in the accompanying consolidated balance sheet. The aggregate contractual principal maturities of long-term debt for the five years subsequent to December 31, 2002 are as follows:

Year	Amount (in thousands)
2003	$14,794
2004	861,934
2005	—
2006	—
2007	221,755
Thereafter	8,748

8.    Trust Convertible Preferred Securities

        On March 31, 1999, Superior Trust I (the "Trust"), a trust in which the Company owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are the Company's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") with an aggregate principal amount of $171,765,650, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014. The Company has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of the Company at the rate of 1.1496 shares of the Company's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Distributions on the Trust Convertible Preferred Securities are payable (subject to rights to defer distributions as discussed below) quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Preferred Security, plus accrued and unpaid distributions.

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

        Pursuant to the provisions of the related indenture, Superior may defer quarterly cash distribution payments for a period of up to twenty consecutive quarters, during which period unpaid distributions accrue interest at a rate of 8.5% per annum. Additionally, during such deferral periods Superior, among other things, cannot pay cash dividends on its common stock, or redeem or repurchase any of its capital stock. Superior elected to defer quarterly payments of distributions for the periods subsequent to June 30, 2001.

        Superior's Chapter 11 filing constitutes an early dissolution event under the terms of the instruments governing the Trust as a result of which the Trust will be liquidated by distributing to holders of the Trust Convertible Preferred Securities an aggregate principal amount of Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities.

        The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2002, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $1.2 million.

9.    Loss per share

        The computation of basic and diluted loss per share for the years ended December 31, 2002, 2001 and 2000, is as follows:

	Year Ended December 31,
	2002			2001			2000
	Net loss before extraordinary (loss)	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net income before extraordinary (loss)	Shares	Per Share Amount
	(In Thousands, Except Per Share Amounts)
Basic loss per common share before extraordinary loss and cumulative effect of accounting change	$(536,788)	21,287	$(25.22)	$(29,632)	20,635	$(1.44)	$(2,140)	20,238	$(0.11)
Dilutive impact of stock options and grants	—	—	—	—	—	—	—	—	—

Diluted loss per common share before extraordinary loss and cumulative effect of accounting change	$(536,788)	21,287	$(25.22)	$(29,632)	20,635	$(1.44)	$(2,140)	20,238	$(0.11)

        The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the loss per share calculation for the years ended December 31, 2002, 2001 and 2000 as the impact would be anti-dilutive.

        As a publicly-traded company, Superior Israel has certain stock options outstanding pursuant to stock option plans in existence prior to investment by the Company therein. At December 31, 2002 and 2001, the dilutive impact of such stock options to the Company's loss per share calculation was immaterial.

        None of Superior's stock options outstanding have been included in the computation of diluted earnings per share because to do so would be antidilutive for all periods presented.

10.    Stockholders' deficit

        The Company has 35,000,000 shares of common stock authorized for issuance, with a $0.01 par value. At December 31, 2002 and 2001, the Company had 22,179,834 and 21,667,661 common shares, respectively, issued and 21,384,624 and 20,854,304 common shares, respectively, outstanding.

        On January 25, 2000, the Company declared a 3% stock dividend to stockholders of record on February 3, 2000. As a result, 612,069 shares were issued on February 11, 2000. All references to common shares (except shares authorized and issued) and to per share information in the consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

        In December 2000, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $10.88, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons acquire, or commence a tender offer that would result in a person or group acquiring beneficial ownership of 15% or more of the outstanding common shares. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of common stock of the Company and stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on December 28, 2010 at a redemption price of $0.01 per Right. At December 31, 2002, 500,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Rights Plan.

11.    Stock based compensation plans

        The Company sponsors the Superior TeleCom Inc. 1996 Stock Incentive Plan (the "Option Plan") which has 6,858,750 shares of common stock reserved for issuance. At December 31, 2002 and 2001, there were 1,781,652 and 1,357,866 shares of common stock, respectively, available for issuance under the Option Plan. Participation in the Option Plan is limited to employees, directors, and consultants of the Company, its parent and affiliates thereof. The Option Plan provides for grants of incentive and non-qualified stock options, which cannot be exercised in the first year or after ten years from the date of grant. In January 2001, the Company adopted a stock option restructuring program under the Option Plan pursuant to which designated employees and non-employee directors could elect to cancel certain of their outstanding stock options in exchange for the grant of replacement stock options or shares of restricted stock, depending upon the number of stock options held. Approximately 2.9 million options were cancelled and the new options granted were accounted for on a variable basis. As the exercise price of the variable options was above the stock price of the Company at December 31, 2002, no compensation expense was recorded for the year ended December 31, 2002.

        The Company also sponsors the Superior TeleCom Employee Stock Purchase Plan (the "ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 1,000,000 shares of the Company's common stock reserved under the ESPP, of which 534,300 shares and 153,260 shares were issued to employees during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, there were approximately 68,076 shares available for grant under the ESPP. Because of the depletion of authorized common shares allocated for issuance, the ESPP was suspended effective December 31, 2001.

        The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, prior to 2003 each non-employee director of the Company automatically receives 50% of the annual retainer in either deferred common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees payable for meetings prior to July 1, 2001 in the form of deferred common stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

        The Company sponsors unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus (including cash or shares of restricted stock) and shares issued upon stock option exercises, as defined by the plans. The plans also provide for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of these plans are held in irrevocable grantor trusts. Compensation expense related to these plans for the years ended December 31, 2002, 2001 and 2000 was $0.2 million, $0.6 million and $0.5 million, respectively.

        Total compensation expense related to all stock based compensation plans for the years ended December 31, 2002, 2001 and 2000 was $1.3 million, $2.0 million and $0.6 million, respectively.

        The following table summarizes stock option activity for the years ended December 31, 2002, 2001 and 2000:

	Shares Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 1999	2,942,854	$17.54
Canceled	(282,019)	18.91
Granted	646,692	11.52

Outstanding at December 31, 2000	3,307,527	16.29
Canceled	(3,105,392)	15.81
Granted	4,137,400	2.72

Outstanding at December 31, 2001	4,339,535	3.70
Canceled	(506,510)	5.68
Granted	352,540	0.44

Outstanding at December 31, 2002	4,185,565	2.89

        Information with respect to stock-based compensation plan stock options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2002	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number exercisable at December 31, 2002	Weighted-average exercise price
$0.15-$1.90	434,964	9.40	$0.62	126,999	$1.25
$2.75	3,585,681	8.03	2.75	1,463,248	2.75
$3.06-$10.25	99,758	7.73	4.76	45,140	6.16
$11.13	1,333	7.45	11.13	1,333	11.13
$13.67	4,806	7.01	13.67	4,806	13.67
$17.23	26,475	6.23	17.23	26,475	17.23
$29.51	32,548	5.42	29.51	32,548	29.51

	4,185,565			1,700,549

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

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the years ended December 31, 2002 and 2001, are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans		Post-Retirement Health Care Benefits
	December 31,		December 31,
	2002	2001	2002	2001
		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$113,109	$105,287	$2,203	$2,394
Service cost	3,455	3,486	52	58
Interest cost	7,942	7,349	167	148
Actuarial loss	2,519	901	477	(183)
Impact of foreign currency exchange	26	(347)	—	—
Benefits paid	(4,007)	(3,567)	(224)	(214)
Curtailment	(3,202)	—	—	—
Special termination benefit	107	—	—	—

Benefit obligation at end of year	$119,949	$113,109	$2,675	$2,203

Change in plan assets:
Fair value of plan assets at beginning of year	$90,254	$93,961	$—	$—
Actual return (loss) on plan assets	(13,524)	(3,133)	—	—
Employer contributions	2,865	3,263	224	214
Impact of foreign currency exchange	29	(270)	—	—
Benefits paid	(4,007)	(3,567)	(224)	(214)

Fair value of plan assets at end of year	$75,617	$90,254	$—	$—

Funded status	$(44,332)	$(22,855)	$(2,675)	$(2,203)
Unrecognized actuarial (gain) loss	23,269	2,301	699	230
Unrecognized prior service cost	498	995	—	—

Net amount recognized	$(20,565)	$(19,559)	$(1,976)	$(1,973)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$1,631	$638	$—	$—
Accrued benefit liability	(22,196)	(20,196)	(1,976)	(1,973)
Additional minimum liability	(14,672)	(4,138)	—	—
Intangible asset	498	988	—	—
Accumulated other comprehensive income	14,174	3,149	—	—

Net amount recognized	$(20,565)	$(19,559)	$(1,976)	$(1,973)

        The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $119.9 million, $110.9 million and $75.6 million, respectively, as of December 31, 2002.

        The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the years ended December 31, 2002, 2001 and 2000 are presented below:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	Year Ended December 31,
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$3,455	$3,486	$3,525	$52	$58	$60
Interest cost	7,942	7,349	7,256	167	148	166
Expected return on plan assets	(8,034)	(8,378)	(7,869)	—	—	—
Amortization of prior service cost	79	84	22	—	—	—
Actuarial (gain) loss	5	(1,671)	(2,493)	8	—	5

Net periodic benefit cost	3,447	870	441	227	206	231
Curtailment	69	—	—	—	—	—

Total	$3,516	$870	$441	$227	$206	$231

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2002, 2001 and 2000 were determined based upon the following assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.25%	7.5%	6.75%	7.25%	7.5%
Expected return on plan assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Increase in future compensation	3%	4.5%	4.5%	N/A	N/A	N/A

        The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and, prior to December 11, 2002, employees of Superior Israel. The plans provide for limited company matching of participants' contributions. The Company's contributions during the years ended December 31, 2002, 2001 and 2000 were $4.8 million, $4.8 million and $5.3 million, respectively.

13.    Income taxes

        The Company's provision for income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 is comprised of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$(59,072)	$(6,641)	$5,046
State	15,471	99	(1,683)
Foreign	(513)	3,694	540

Total current	(44,114)	(2,848)	3,903

Deferred:
Federal	(45,128)	3,404	8,504
State	(13,262)	(2,375)	1,280
Foreign	(4,161)	(1,798)	(2,762)

Total deferred	(62,551)	(769)	7,022

Total income tax expense (benefit)	$(106,665)	$(3,617)	$10,925

        Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest, extraordinary loss and cumulative effect of accounting change attributable to domestic and foreign operations for the years ended December 31, 2002, 2001 and 2000 was as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
United States	$(593,680)	$(21,257)	$28,181
Foreign	(36,581)	940	(9,339)

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest, extraordinary loss and cumulative effect of accounting change	$(630,261)	$(20,317)	$18,842

        The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for December 31, 2002, 2001 and 2000 because of the effect of the following items:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$(220,591)	$(7,111)	$6,595
State income tax expense (benefit), net of U.S. federal income tax benefit	(9,926)	(931)	679
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	4,915	1,897	668
Distributions on preferred securities of Superior Trust I	(5,829)	(5,377)	(5,300)
Nondeductible goodwill amortization and impairment	113,633	7,113	7,099
Change in valuation allowance	16,800	—	647
Other, net	(5,687)	792	537

Provision (benefit) for income taxes	$(106,665)	$(3,617)	$10,925

        At December 31, 2002, Superior had significant state operating loss carryforwards that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Superior believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Superior's financial position. At December 31, 2002, Superior had a valuation allowance for its deferred tax assets of $16.8 million with respect to state net operating and capital loss carryforwards.

        Items that result in deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Sale leaseback	$1,875	$1,875
Accruals not currently deductible for tax	7,736	11,366
Pension and post retirement benefits	14,078	9,471
Net operating loss carryforwards	36,440	20,521
Other	8,296	5,043

Total deferred tax assets	68,425	48,276

Deferred tax liabilities:
Inventory reserves	11,152	12,511
Depreciation and amortization	50,018	93,833
Other	10,514	6,323

Total deferred tax liabilities	71,684	112,667

Net deferred income tax liability	$3,259	$64,391

14.    Asset impairments, restructuring and other charges

        As a result of the Electrical Sale (see Note 5), Superior evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the sale to Alpine of the Electrical wire business, DNE and Superior's investment in Superior Israel. As a result of such review and the subsequent asset sale in connection with the Electrical Sale, Superior recorded a pre-tax charge, principally related to the Electrical wire business, of $177.9 million to recognize an impairment of the identified long-lived assets of the Electrical wire business and Superior Israel and the loss on consummation of the Electrical Sale transaction. Additionally, as further discussed in Note 2, the company recognized a goodwill impairment loss of $324.7 million in its OEM and Communications reporting units.

        During the year ended December 31, 2002, the Company recorded restructuring and other charges of $37.8 million. These charges included $31.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $37.8 million charge included a $22.6 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs (422 personnel) and $6.2 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. At December 31, 2002, $3.2 million, primarily related to employee separation costs, is included in accrued liabilities in the condensed consolidated financial statements.

        During the year ended December 31, 2001, the Company recorded restructuring and other charges of $5.4 million, which included (i) a $3.1 million charge related to professional and legal fees incurred for corporate debt restructurings and (ii) a $2.3 million charge related to operational restructuring activities at Superior Israel. During the year ended December 31, 2000, the Company recorded restructuring and other charges of $15.0 million, which included (i) a $3.8 million charge related to operational restructuring activities at Superior Israel; (ii) $8.6 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities and (iii) $2.6 million of start-up costs for the Company's Torreon, Mexico magnet wire facility.

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

        During the year ended December 31, 2002, Superior Israel recorded restructuring and other charges of $0.9 million related to operational restructuring activities.

15.    Derivative financial instruments and fair value information

        The Company, to a limited extent, uses or has used forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

  Foreign exchange risk management

        The Company previously utilized foreign currency forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies to minimize the risk to the Company's cash flows related to fluctuations in foreign currency exchange rates. At December 31, 2002, the Company had no such forward exchange contracts.

  Commodity price risk management

        The costs of copper, the Company's most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At December 31, 2002, the Company had futures purchase contracts for 39.6 million pounds of copper and 2.0 million pounds of aluminum related to certain future customer firm sales commitments. These future contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twelve months. Any hedge ineffectiveness is immediately recognized in earnings. At December 31, 2002, the Company had an unrealized loss of $0.6 million on these futures contracts recorded in other comprehensive income with insignificant amounts of ineffectiveness recognized during the year ended December 31, 2002. Additionally, at December 31, 2002, the Company had futures sales contracts for 14.7 million pounds, or $11.1 million, with an estimated fair value of $0.8 million. Changes in the fair value of these contracts are recorded in the consolidated income statement of operations on the same line as the underlying exposure being hedged.

        In order to hedge the risk associated with the anticipated future liquidation of a LIFO layer created during 2001, the Company entered into certain future contracts that were classified as cash flow hedges. During the second quarter of 2001, the Company determined that the hedge was no longer effective, as the LIFO layer was deemed to be permanent in nature. On July 1, 2001, the Company removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, the Company recorded $1.1 million as a reduction in inventory carrying value and a gain of $0.5 million related to changes in the fair market value of these contracts subsequent to the removal of the hedge designation. The Company has no LIFO layer hedges outstanding at December 31, 2002. The net impact of hedge ineffectiveness for the year ended December 31, 2002 was immaterial.

16.    Commitments and contingencies

        Total rent expense under cancelable and noncancelable operating leases was $13.2 million, $13.2 million and $13.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, future minimum lease payments under noncancelable operating leases are as follows:

Year	Amount
(in thousands)
2003	$8,028
2004	7,014
2005	5,615
2006	4,007
2007	3,682
Thereafter	1,641

$29,987

        Approximately 22% of the Company's total labor force is covered by collective bargaining agreements. Contracts covering approximately 53% of the Company's unionized work force are due to expire at various times in 2003. The Company considers relations with its employees to be satisfactory.

        The Company is subject to lawsuits incidental to its business. As a result of the Company's Chapter 11 filings, most pending litigation is stayed. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

        In connection with Essex's 1988 acquisition of Essex Group, Inc., United Technologies Corporation ("UTC"), Essex's former parent, has indemnified Essex against losses resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at February 29, 1988, known to UTC prior to February 29, 1988 and UTC must have received notice of the indemnity claim during the five-year period commencing on February 29, 1988. The sites covered by the indemnity historically have been handled directly by UTC and all payments required to be made are paid directly by UTC. UTC also provided an additional environmental indemnity which deals with liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988, and of which UTC received notice during the five-year period commencing on February 29, 1988. As to such liabilities, the Company is responsible for the first $4 million incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Superior has an accrual in the amount of $1.9 million as of December 31, 2002 related to environmental matters.

        Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. The ultimate liability is not determinable, however, litigation against various past insurers of Essex, who had previously refused to defend and indemnify Essex against these lawsuits, was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in defense of these lawsuits, and the insurers have undertaken and are currently defending and, if it should become necessary, indemnifying Essex against such asbestos lawsuits, subject to the terms and limits of their respective policies.

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2001, the Company had forward fixed price purchase commitments for 68.5 million copper pounds.

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

17.    Related party transactions

        As discussed in Note 5, in December 2002 the Company sold certain assets and securities to Alpine. Also as discussed in Note 5, the Company entered into a Supply and Transitional Services Agreement with Essex Electric, a wholly-owned subsidiary of Alpine.

        The Company and Alpine are parties to a services agreement (the "Services Agreement") whereby Alpine has provided during certain periods financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement as amended to date, Superior incurred expense of $1.1 million, $2.9 million and $3.5 million during the years ended December 31, 2002, 2001 and 2000, respectively. The Services Agreement expired on June 30, 2002.

        In 2001, Alpine entered into a commitment to advance to Superior approximately $3.8 million to be used solely by Superior to make one quarterly cash interest payment on its Senior Subordinated Notes. In 2002, the commitment was funded, and Superior issued subordinated notes to Alpine in the face amount of the funds advanced, with such notes due seven years from the date issued (see Note 7). In connection with the funding, Superior issued warrants to Alpine to acquire 250,000 shares of its common stock at an exercise price of $1.41 per share and warrants to acquire an additional 2.1 million shares of its common stock at an exercise price of $1.69 per share, subject to Superior stockholder approval. The warrants were canceled in connection with the Electrical Sale.

        Prepaid amounts under the Services Agreement amounted to $1.0 million at December 31, 2001, which is included in other current assets.

18.    Business segments and foreign operations

        The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002, all of Superior Israel's products. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable. As discussed in Note 5, the Company sold the assets comprising its electrical group to Alpine on December 11, 2002.

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

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net sales(a):
Communications(b)	$490,602	$726,768	$848,099
OEM	500,275	533,634	613,382
Electrical	449,081	486,900	587,567

	$1,439,958	$1,747,302	$2,049,048

Depreciation and amortization expense:
Communications	$19,661	$21,864	$20,240
OEM	13,749	11,921	9,287
Electrical	7,601	9,945	7,560
Corporate and other	2,700	2,462	4,885
Amortization of goodwill	—	21,057	20,959

	$43,711	$67,249	$62,931

Operating income (loss):
Communications	$22,360	$100,627	$120,071
OEM	38,595	48,791	75,839
Electrical	(9,697)	(4,074)	6,797
Corporate and other	(23,945)	(25,468)	(19,016)
Restructuring and other charges and asset impairments	(540,335)	(5,358)	(14,961)
Amortization of goodwill	—	(21,057)	(20,959)

	$(513,022)	$93,461	$147,771

Total assets:
Communications	$192,738	$482,886	$544,561
OEM	261,148	294,674	302,690
Electrical	—	256,370	271,831
Corporate and other	116,719	842,009	873,232

	$570,605	$1,875,939	$1,992,314

Capital expenditures:
Communications	$4,136	$16,741	$33,552
OEM	2,225	5,352	35,363
Electrical	2,676	2,655	6,564
Corporate and other	1,086	2,516	2,860

	$10,123	$27,264	$78,339

(a)
No customer accounted for more than 10% of net sales for the years ended December 31, 2002,

  2001 and 2000.

(b)
Two customers accounted for 14% and 13% of the Communications Group net sales for the year ended December 31, 2002. Net sales to the RBOCs and major independent telephone companies accounted for 34% and 40% of the Communication Group sales for the years ended December 31, 2002 and 2001, respectively. Superior Israel net sales represent 21% and 17% of the Communications Group sales for the years ended December 31, 2002 and 2001, respectively.

  Two customers accounted for 15% and 11% of the Communications Group net sales for the year ended December 31, 2001. Two customers accounted for 14% and 14% of the Communications Group net sales for the year ended December 31, 2000.

        The following provides information about domestic and foreign operations for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net sales:
United States	$1,282,760	$1,542,742	$1,818,510
Canada	21,459	41,964	48,664
Israel	103,158	125,868	139,363
United Kingdom	32,581	36,728	42,511

	$1,439,958	$1,747,302	$2,049,048

Long-lived assets:
United States	$219,607	$374,266	$392,598
Canada	1,351	10,452	11,944
Israel	—	64,190	75,453
United Kingdom	10,607	10,809	12,189
Mexico	43,562	49,051	46,881

	$275,127	$508,768	$539,065

19.    Quarterly financial information (unaudited)

        The Company's unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (as previously reported and, with respect to the quarter ended March 31, 2002, as revised for the implementation of SFAS No. 142) are as follows:

	2002
	Quarter Ended
	March 31 As Previously Reported	March 31 As Restated(b)	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)
Net sales	$376,778	$376,778	$391,797	$368,186	$303,197	$1,439,958
Gross profit	45,965	45,965	48,616	45,837	30,845	171,263
Restructuring and other charges	12,590	12,590	19,089	1,077	5,001	37,757
Operating loss	(3,901)	(3,901)	(7,186)	(107,022)	(394,913)	(513,022)
Loss before extraordinary items and cumulative effect of accounting change	(21,170)	(21,170)	(25,256)	(94,926)	(395,436)	(536,788)
Net loss	$(21,170)	$(445,673)	$(25,256)	$(94,926)	$(395,436)	$(961,291)

Loss before extraordinary items and cumulative effect of accounting change per basic share of common stock(a)	$(1.01)	$(1.01)	$(1.18)	$(4.44)	$(18.49)	$(25.22)

Loss before extraordinary item and cumulative effect of accounting change per diluted share of common stock(a)	$(1.01)	$(1.01)	$(1.18)	$(4.44)	$(18.49)	$(25.22)

Net loss per basic share of common stock(a)	$(1.01)	$(21.18)	$(1.18)	$(4.44)	$(18.49)	$(45.16)

Net loss per diluted share of common stock(a)	$(1.01)	$(21.18)	$(1.18)	$(4.44)	$(18.49)	$(45.16)

	2001
	Quarter Ended
					Year Ended December 31
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$478,316	$486,847	$420,306	$361,833	$1,747,302
Gross profit	77,579	78,468	70,177	49,669	275,893
Restructuring and other charges	823	202	—	4,333	5,358
Operating income	31,713	32,575	28,774	399	93,461
Loss before extraordinary item	(4,202)	(2,347)	(3,925)	(19,158)	(29,632)
Net loss	$(4,202)	$(2,347)	$(3,925)	$(22,029)	$(32,503)

Loss before extraordinary item per basic share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(0.92)	$(1.44)

Loss before extraordinary item per diluted share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(0.92)	$(1.44)

Net loss per basic share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(1.06)	$(1.58)

Net loss per diluted share of common stock(a)	$(0.21)	$(0.11)	$(0.19)	$(1.06)	$(1.58)

(a)
Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income per share for the four quarterly periods may not equal the net income per share for the twelve-month period.

(b)
Amounts for the quarter ended March 31, 2002 have been restated to reflect the cumulative effect of a change in accounting for goodwill impairment resulting from the implementation of SFAS No. 142.

Report of Independent Public Accountants

        The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.

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

Arthur Andersen LLP

Atlanta, Georgia
February 18, 2002

SUPERIOR TELECOM INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2002:
Allowance for restructuring activities	$608	$9,852	$—		$(7,246	)(a)	$3,214
Allowance for doubtful accounts	8,391	1,020	—		(1,735	)(e)	7,676
2001:
Allowance for restructuring activities	2,326	194	—		(1,912	)(a)	608
Allowance for doubtful accounts	4,998	2,820	1,658	(d)	(1,085	)(b)	8,391
2000:
Allowance for restructuring activities	14,326	2,085	—		(14,085	)(a)	2,326
Allowance for doubtful accounts	3,193	2,490	—		(685	)(b)	4,998

(a)
Payments for restructuring liabilities

(b)
Write-offs net of recoveries

(c)
Accrued as a component of acquisition purchase price

(d)
Reclassified from other accounts

(e)	Write-offs net of recoveries	$(1,278)
	Effect of Electrical Sale	(457)

		$(1,735)

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transaction
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SUPERIOR TELECOM INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants
SUPERIOR TELECOM INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2002, 2001 and 2000 (in thousands)