Form 10-K/A
period 2002-12-31
SUPERIOR TELECOM INC
filed 2003-04-30
CIK 1019285

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

        At April 23, 2003, the registrant had 21,845,200 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant on such date was approximately $0.1 million based on the closing price of $0.01 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        The Board of Directors of Superior TeleCom Inc. (the "Company" or "Superior TeleCom") currently consists of eight directors, all with terms expiring at each annual meeting of stockholders, and continuing to serve until their successors are duly elected.

Name	Age	Year First Elected Director	Position with the Company and Other Business Experience
Kenneth G. Byers, Jr	59	2001	President and sole shareholder of Byers Engineering Company, a telecommunications technical services and software firm, since 1971. A director of The Alpine Group, Inc., the Company's principal stockholder ("Alpine").
Eugene P. Connell	64	1996
			President of ISC, a call center consulting service, since January 2000. Chairman of Golden Triangle Online, Inc., an Internet service provider, since November 1998. Chairman of Lynch Interactive Corporation, an owner and operator of independent telephone companies throughout the United States, from June 1996 to May 1998.
Steven S. Elbaum	54	1996
			Chairman of the Board of Directors of the Company since 1996 and Chief Executive Officer of the Company from 1996 through December 2002. Chairman of the Board of Directors and Chief Executive Officer of Alpine since 1984. Chairman of the Board of Directors of Superior Cables Ltd. (formerly known as Cables of Zion United Works, Ltd.), an Israel-based, publicly traded wire and cable manufacturer and an affiliate of Alpine. Chairman of the Board of Directors of Spherion Corporation, a provider of value added staffing and health care services. A director of Vestaur Securities, Inc., an investment company.
John C. Jansing	77	2001	Private investor. A director of Vestaur Securities, Inc. and former director of 14 Lord Abbett mutual funds. A director of Alpine.
James R. Kanely	61	2001	Private investor. A director of Alpine.
Robert J. Levenson	61	1996
			A Managing Member of Lenox Capital Group, L.L.C., a private venture capital company. Former Executive Vice President of First Data Corp., a provider of electronic payment processing services, from May 1993 through May 2000. Director of Emisphere Technologies, Inc., a biopharmaceutical company.

Bragi F. Schut	62	1996	Executive Vice President of Alpine from 1986 until his retirement in February 2002. A director of Alpine and Superior Cables Ltd.
Charles Y.C. Tse	77	1996	Former Vice-Chairman and President of the international operations of Warner Lambert Company, a pharmaceutical and consumer products company.

Executive Officers

        Set forth below is certain information regarding the executive officers of the Company during 2002, each of whom serves or served at the discretion of the Board of Directors.

Name	Age	Position with the Company and Other Business Experience
Steven S. Elbaum	54	Chairman of the Board of Directors of the Company since 1996 and Chief Executive Officer of the Company from 1996 through December 2002. Chairman of the Board of Directors and Chief Executive Officer of Alpine since 1984. Chairman of the Board of Directors of Superior Cables Ltd.
Stephen C. Knup	60
		President and Chief Operating Officer of the Company since January 2001. Senior Vice President of Alpine from March 1999 through December 2000. Executive Vice President and Chief Financial Officer of MG North America Holdings, Inc., a U.S. subsidiary of Metallgesellschaft AG, from December 1994 through February 1999.
David S. Aldridge	48
		Chief Financial Officer and Treasurer of the Company since 1996 and Chief Restructuring Officer of the Company since January 2003. Chief Financial Officer of Alpine since November 1993 and Treasurer of Alpine from January 1994 through April 2001. Mr. Aldridge is resigning as Chief Financial Officer of Alpine effective as of May 1, 2003.
Justin F. Deedy, Jr.	47
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
H. Patrick Jack	51
		President of the OEM Group of the Company since August 2002. Consultant to Mitsubishi from December 2000 to June 2001. President and Chief Operating Officer of Aristech Chemical Corporation, a chemicals and plastics manufacturer, from 1998 until its sale to Sunoco in December 2000.

Harold M. Karp	46
President of the Electrical Group of the Company from January 2001 until December 11, 2002. Senior Vice President—Operations of the Company's Communications Group from October 1996 through December 2000.

        Superior TeleCom and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 3, 2003. The Chapter 11 cases are being jointly administered (Case No. 03-10607).

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2002, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements.

Item 11. Executive Compensation.

        The following table sets forth certain information during the years ended December 31, 2002, 2001 and 2000 with respect to compensation earned by or paid to the Company's Chief Executive Officer, each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation		Restricted Stock(5)	Option Shares(6)		Other(8)
Steven S. Elbaum(11) Chairman and Chief Executive Officer	2002 2001 2000	$725,000 725,000 175,000					$962,500	1,250,000	(7)	$811,578 12,941	(9)
Stephen C. Knup President and Chief Operating Officer	2002 2001 2000	$425,000 425,000					$550,000	500,000		$22,125 20,379
David S. Aldridge(12) Chief Financial Officer	2002 2001 2000	$290,000 290,000					$275,000	250,000	(7)	$8,709 2,062
Justin F. Deedy, Jr. Executive Vice President of the Company and President of the Communications Group	2002 2001 2000	$279,600 278,892 269,200	$88,000	(2)	$9,006 18,150	(4) (4)	$190,143 106,771	230,476 31,173	(7)	$178,272 24,860 35,306	(10)
H. Patrick Jack(13) President of OEM Group	2002 2001 2000	$114,585	$75,000	(3)
Harold M. Karp(14) President of Electrical Group	2002 2001 2000	$239,591 250,000 163,525	$33,600				$82,500	150,000		$132,635 72,904 8,843	(10)

(1)
The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during the applicable period.

(2)
Includes annual cash incentive bonus payments awarded pursuant to the Company's annual cash incentive bonus program and discretionary cash bonuses determined by the Executive Compensation and Organization Committee of the Board of Directors (the "Compensation Committee").

(3)
Represents a special one-time sign-on bonus paid to Mr. Jack in connection with his commencing employment, subject to repayment in certain circumstances.

(4)
Represents the contractual forgiveness of loans to Mr. Deedy for certain fringe benefits made prior to the effective date of the Sarbanes-Oxley Act of 2002.

(5)
Based on (i) the closing price of $2.75 of the common stock, par value $.01 per share ("Superior Common Stock"), on January 2, 2001, the date on which the 2001 restricted stock grants were made to the named executive officers by the Company and (ii) the closing price of $12.813 of the Superior Common Stock on April 10, 2000, the date on which the 2000 restricted stock grant was made to Mr. Deedy.

  The shares of restricted stock granted to the named executive officers on January 2, 2001 vest on each of the first, second and third anniversaries of the date of grant in installments of 25%, 25% and 50%.

  The 8,333 shares of restricted stock granted to Mr. Deedy on April 10, 2000 represent a portion of Mr. Deedy's discretionary annual bonus which the Compensation Committee automatically deferred to the Company's Deferred Stock Account Plan; such restricted stock vested on the second anniversary date of the grant and will be distributed from the Deferred Stock Account Plan at the end of the deferral period elected by Mr. Deedy in accordance with the terms of the plan. Under the Deferred Stock Account Plan, Mr. Deedy is entitled to a matching contribution in shares of Superior Common Stock equal to 25% of the shares that are deferred for a three-year period and an additional 25% of the shares that are deferred for the full five-year period.

  The following table presents the number of shares of restricted stock awarded to the executive officers named above on each of the aforementioned dates, the total number of shares of such restricted stock granted to such officers as of December 31, 2002 and the aggregate value of such restricted stock, based on the closing price of $0.15 of the Superior Common Stock on December 31, 2002.

Name	April 10, 2000	January 2, 2001	Total Shares of Restricted Stock Granted as of December 31, 2002	Aggregate Value of Restricted Stock as of December 31, 2002
Steven S. Elbaum	—	350,000	350,000	$52,500
Stephen C. Knup	—	200,000	200,000	30,000
David S. Aldridge	—	100,000	100,000	15,000
Justin F. Deedy, Jr.	8,333	69,143	77,476	11,621
H. Patrick Jack	—	—	—	—
Harold M. Karp		30,000	30,000	4,500

  Pursuant to the terms of an agreement, dated as of September 13, 2002, among the Company, STI and Mr. Elbaum (the "Separation Agreement"), which is described below under "Employment Agreements," Mr. Elbaum's shares of restricted stock fully vested on December 31, 2002 upon his resignation as Chief Executive Officer of the Company. Mr. Karp's remaining 22,500 unvested shares of restricted stock were forfeited upon his cessation of employment with the Company as a result of the "Electrical Sale," which is described under "Item 13. Certain Relationships and Related Transactions." Mr. Jack's employment agreement provides that the Company will recommend to the Compensation Committee that Mr. Jack receive a grant of 30,000 shares of restricted stock. As of the current date, this grant has not been awarded. See "Employment Agreements" below.

(6)
Does not include options to purchase Superior Common Stock owned by Alpine and granted by Alpine in 1999 and 2000 to any such individuals in their capacity as employees of Alpine or options to purchase shares of common stock, par value $.10 per share, of Alpine ("Alpine Common Stock") granted by Alpine to any such individuals in their capacity as employees of Alpine.

  Mr. Karp's unvested options lapsed following his cessation of employment with the Company as a result of the Electrical Sale. His vested options were exercisable for a period of 90 days thereafter, but were not exercised and were cancelled.

(7)
Includes, in the case of Messrs. Elbaum, Aldridge and Deedy, grants of replacement options to purchase 572,388, 104,178 and 230,476 shares, respectively. Stock options (whether vested or unvested) granted prior to January 2, 2001 and for which the exercise price exceeded $2.75, the closing price of the Superior Common Stock on January 2, 2001, were cancelled in exchange for the grant of a replacement stock option to purchase the same number of shares of Superior Common Stock underlying the cancelled stock option. Each replacement stock option was subject to a right of repurchase by the Company, which entitled the Company to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right was not exercised and subsequently expired on July 1, 2002.

(8)
The amounts set forth include (i) matching contributions made by the Company under a defined contribution plan, (ii) medical reimbursement, (iii) with respect to Messrs. Elbaum, Knup, Deedy and Karp, value of the use of a company-owned automobile, and (iv) with respect to Mr. Karp, a relocation allowance paid in 2001.

(9)
In addition to the amounts paid to Mr. Elbaum in 2002 as noted in footnote 8, the amount set forth includes the amounts paid to Mr. Elbaum pursuant to the Separation Agreement, including (i) $750,000 paid to Mr. Elbaum in 2002 in consideration for his resignation as Chief Executive Officer, his covenant not to compete and other valid consideration, and (ii) $41,896 for accrued vacation due Mr. Elbaum as of his resignation date. The aggregate amount of payments accepted by Mr. Elbaum pursuant to the Separation Agreement is less than the severance payments to which Mr. Elbaum otherwise would have been entitled pursuant to the terms of his employment agreement with the Company. See "Employment Agreements" below.

(10)
In addition to the amounts paid to Messrs. Deedy and Karp in 2002 as noted in footnote 8, the amounts set forth include, with respect to Messrs. Deedy and Karp, $162,358 and $117,598 paid, respectively, as a result of the termination of the Superior Essex Nonqualified 401(k) Wrap Plan in March 2002.

(11)
Pursuant to the terms of the Separation Agreement, effective as of December 31, 2002, Mr. Elbaum resigned from his position as Chief Executive Officer of the Company, from employment with the Company and its subsidiaries and from all other executive offices and trusteeships with, or relating to, the Company and its subsidiaries that Mr. Elbaum held prior to such date.

(12)
Mr. Aldridge serves as Chief Financial Officer of the Company. He was previously employed by Alpine and, effective as of January 1, 2001, he became an employee of the Company as described under "Employment Agreements."

(13)
Mr. Jack serves as President of the OEM Group of the Company. Effective as of August 1, 2002, he became an employee of the Company as described under "Employment Agreements."

(14)
Effective as of December 11, 2002, Mr. Karp's service as President of the Electrical Group of the Company ceased as a result of the Electrical Sale.

STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

        There were no stock option grants to any of the named executive officers by the Company during the year ended December 31, 2002. Mr. Jack's employment agreement provides that the Company will recommend to the Compensation Committee that Mr. Jack receive an initial stock option grant to purchase 100,000 shares of Superior Common Stock. As of the current date, this grant has not been awarded. See "Employment Agreements" below.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

        The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2002 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2002:

	Exercises During 2002		Number of Shares Underlying Unexercised Options(1)		Value of Unexercised In-the-Money Options(2)
Name	Shares Acquired on Exercise	Realized Value
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven S. Elbaum	—	—	416,666	833,334	—	—
Stephen C. Knup	—	—	166,666	333,334	—	—
David S. Aldridge	—	—	83,333	166,667	—	—
Justin F. Deedy, Jr.	—	—	76,825	153,651	—	—
H. Patrick Jack	—	—	—	—	—	—
Harold M. Karp(3)	—	—	50,000	—	—	—

(1)
Does not include options to purchase Superior Common Stock owned by Alpine and granted by Alpine in 1999 and 2000 to any such individuals in their capacity as employees of Alpine or options to purchase Alpine Common Stock granted by Alpine to any such individuals in their capacity as employees of Alpine.

(2)
Based on the closing price of $0.15 of the Superior Common Stock on December 31, 2002.

(3)
Mr. Karp's unvested options to purchase 100,000 shares of Superior Common Stock lapsed following his cessation of employment with the Company as a result of the Electrical Sale. His vested options to purchase 50,000 shares of Superior Common Stock were exercisable for a period of 90 days thereafter, but were not exercised.

Compensation of Directors

        The annual retainer of the Company for directors who are not employees of the Company or otherwise compensated by the Company is $30,000, together with expenses of attendance. The non-employee directors of the Company also receive $1,500 for each meeting of the Board or of a committee of the Board attended. Non-employee directors who chair committees of the Board of Directors will receive an additional annual fee of $3,000. Effective as of January 1, 2003, retainer and meeting fees are paid in cash.

        Prior to January 1, 2003, pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2001 (the "Stock Compensation Plan"), non-employee directors of the Company received all or a portion of the annual retainer in either deferred stock or stock options. These equity awards remain outstanding and subject to the terms of the Stock Compensation Plan and applicable award agreement.

        In July 2001, non-employee directors were provided a one-time opportunity to elect to cancel outstanding awards of unvested restricted stock granted prior to July 1, 2001 under the Stock Compensation Plan in exchange for shares of deferred stock.

        In October 2002, under the 1996 Stock Incentive Plan, non-employee directors of the Company received the annual nondiscretionary grants of nonqualified stock options to purchase 7,500 shares of Superior Common Stock. These options vest as to one-third of the shares of Superior Common Stock on each of the three anniversaries following the date of grant (provided that the non-employee director continuously serves as a director of the Company on each vesting date) or, if earlier, upon a change in control, a non-employee director's death or a non-employee director's failure to stand for reelection or the failure to be reelected after attaining age 65. Following the Company's Chapter 11 filing in March 2003, the Company has not made any grants under this plan.

        Effective as of January 2, 2001, the Board approved the Director Stock Option Restructuring Program under the 1996 Stock Incentive Plan. Under the program, non-employee director's were able to elect to cancel all of their outstanding stock options (whether vested or unvested) granted prior to January 2, 2001 and for which the exercise price exceeded $2.75, the closing price of the Superior Common Stock on January 2, 2001, in exchange for the grant of a replacement stock option to purchase 90% of the number of shares of Superior Common Stock underlying the cancelled stock option. The replacement stock option has an exercise price equal to $2.75, the fair market value of the Company's common stock on January 2, 2001 and will vest as to one-third of the shares of Superior Common Stock subject to such option on each of the first three anniversaries of the date of grant, provided that the non-employee director continuously serves as a director of the Company on each vesting date. Vesting of the replacement stock options may be accelerated upon the occurrence of certain events. The replacement stock option was subject to a right of repurchase by the Company, which entitled the Company to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right was not exercised and subsequently expired on July 1, 2002.

        In connection with the Electrical Sale, the Board formed a special committee of independent directors to negotiate and approve the transaction and the Board approved the payment of meeting fees for the directors who served on the special committee. Mr. Levenson, the chairman of the committee, received a per meeting fee of $3,000 and Messrs. Connell and Tse each received a per meeting fee of $2,500. The aggregate amount paid to these directors in connection with their service on the special committee was $155,000.

Employment Agreements

        In connection with the Company's September 2002 amendment to its credit facility and the Electrical Sale, the Company and STI entered into the Separation Agreement with Mr. Elbaum pursuant to which Mr. Elbaum resigned, effective as of December 31, 2002, from his position as Chief Executive Officer of the Company, from employment with the Company and its subsidiaries and from all other executive offices and trusteeships with, or relating to, the Company and its subsidiaries that Mr. Elbaum held prior to such date.

        Pursuant to the Separation Agreement, the Company and STI paid Mr. Elbaum a lump sum cash payment in the amount of $750,000, less applicable withholding and other payroll deductions on the date of termination, in consideration for his resignation, his covenant not to compete and other valid consideration. Mr. Elbaum was also paid $41,896 for accrued vacation. In addition, Mr. Elbaum was entitled to reimbursement for any unreimbursed business and medical expenses incurred through the date of termination in accordance with the Company's policy, vested accrued benefits, if any, under and in accordance with the terms of any tax-qualified plan and continued health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended. The aggregate amount of payments accepted by Mr. Elbaum pursuant to the Separation Agreement is less than the severance payments to which Mr. Elbaum otherwise would have been entitled pursuant to the terms of his employment agreement with the Company.

        The Company and STI have employment agreements with Messrs. Knup and Aldridge providing for their serving as President and Chief Operating Officer of the Company and Senior Vice President and Chief Financial Officer of the Company, respectively, and the Company and Essex Group, Inc. have an employment agreement with Mr. Jack providing for his service as Senior Vice President and President of the OEM Group of the Company. The employment agreements provide that the executives will receive a base salary of $425,000, $290,000 and $275,000, respectively, as adjusted annually for increases in the consumer price index. As a result of his enhanced responsibilities with the Company, including his appointment as Chief Restructuring Officer of the Company in January 2003, the Company increased Mr. Aldridge's base salary effective as of March 31, 2003 to $345,000. The agreements also provide for an annual fiscal year bonus based on the incentive plan for senior management and provides for certain other benefits, including a retirement plan, fringe benefits and medical, dental and other insurance benefits.

        Mr. Jack's employment agreement provides that the Company will recommend to the Compensation Committee that Mr. Jack receive a grant of 30,000 shares of restricted stock and an initial stock option grant to purchase 100,000 shares of Superior Common Stock. As of the current date, these grants have not been awarded.

        The employment agreements for Messrs. Knup, Aldridge and Jack are for a term ending upon the occurrence of any of the following events: (i) death or disability of the executive; (ii) termination by the Company without "cause" or for "cause"; or (iii) termination by the executive for "good reason" or without "good reason." Generally, if the executive terminates his employment for "good reason" or the Company terminates his employment without cause, the executive is entitled to receive a severance payment equal to one and one-half times his annual salary and annual bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of the Company or Alpine (as defined in the employment agreement) for Messrs. Knup and Aldridge or a change in control of the Company or a "divisional change in control" (as defined in the employment agreement) for Mr. Jack, the executives are entitled to varying benefits described in the employment agreement.

        The Company has assumed the obligations of its wholly-owned subsidiary, STI, under an employment agreement with Mr. Deedy providing for his employment by the Company at a current annual base salary of $279,600, as adjusted annually for increases in the Consumer Price Index, plus an annual performance-based bonus. The agreement may be terminated by either party on notice, for cause by the Company or upon the occurrence of certain other events. The agreement contains certain provisions relating to compensation upon his termination, including termination following a change in control. In addition, the agreement provides for certain other benefits, including medical, dental and other insurance benefits.

        These employment agreements have not been assumed or rejected by the United States Bankruptcy Court for the District of Delaware in connection with the Company's Chapter 11 filing. On

April 10, 2003, the Bankruptcy Court entered an order authorizing the Company to implement a key employee retention plan and a change in control severance plan, which had previously been approved by the Board of Directors. The key employee retention plan is designed to induce a group of key employees who are essential to the Company's restructuring to remain employed with the Company through the restructuring and the change in control severance plan is designed to give a select group of key employees certain protections if their employment is terminated following a "change in control" (as defined in the plan document).

        Under the terms of the key employee retention plan, Messrs. Aldridge, Deedy and Jack are entitled to retention and incentive bonuses based on a percentage of their base salary, with the incentive component subject to achieving certain liquidity thresholds, payable in four installments, commencing on May 3, 2003, provided the executive remains continuously employed through each such date, subject to acceleration in certain circumstances. Under the terms of the change in control severance plan, in the event that during the one-year period following a "change in control" Messrs. Aldridge, Deedy or Jack is terminated by the Company without "cause" or terminate their employment with the Company for "good reason," he will be entitled to receive a severance benefit based on a percentage of his base salary and target bonus. The change in control severance benefits are at a reduced level from, and are in lieu of any such benefits provided under, the named executives' respective existing employment agreements.

        The Company is in the process of finalizing the underlying plan documents, which will be filed with the Bankruptcy Court in accordance with the terms of the order.

Compensation Committee Interlocks and Insider Participation

        Messrs. Connell, Elbaum and Levenson served on the Compensation Committee during the year ended December 31, 2002. There were no compensation committee interlocks or insider (employee) participation during such period.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        On April 23, 2003, there were issued and outstanding 21,845,200 shares of Superior Common Stock. The following table contains information as of such date regarding the number of shares of Superior Common Stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% thereof, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly-filed documents with the Securities and Exchange Commission. All references herein to shares of Superior Common Stock and to per share information have been adjusted to reflect a five-for-four stock split effected by the Company on February 2, 1998 and again on February 3, 1999, and a 3% stock dividend issued by the Company on February 11, 2000.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
The Alpine Group, Inc.	10,460,371	(2)	47.9
Steven S. Elbaum	11,643,705	(3)	51.3
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	2,482,919	(4)	11.4
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,219,117	(5)	5.6
Stephen C. Knup	541,364	(6)	2.2
David S. Aldridge	287,967	(7)	1.2
Justin F. Deedy, Jr.	239,931	(8)	1.1
Kenneth G. Byers, Jr.	241,817	(9)	1.1
Bragi F. Schut	141,987	(10)	*
Robert J. Levenson	113,755	(11)	*
James R. Kanely	130,204	(12)	*
Eugene P. Connell	100,569	(13)	*
Charles Y.C. Tse	97,378	(14)	*
John C. Jansing	99,085	(15)	*
H. Patrick Jack	—		—
Harold C. Karp	8,042		*
All directors and executive officers as a group	13,590,084	(16)	56.3

*
Less than 1%
(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Superior TeleCom Inc., One Meadowlands Plaza, Suite 200, East Rutherford, New Jersey 07073.
(2)
Warrants to purchase 200,000 shares of Superior Common Stock, which were previously included in the calculation of Alpine's beneficial ownership of Superior Common Stock, were cancelled in connection with the Electrical Sale. See "Item 13. Certain Relationships and Related Transactions."
(3)
Includes 10,460,371 shares of Superior Common Stock beneficially owned by Alpine. Mr. Elbaum may be deemed to be the beneficial owner of such shares by virtue of his position as Chairman of the Board and Chief Executive Officer of Alpine and his beneficial ownership of 20.6% of the Alpine Common Stock. Also includes (i) options to purchase 64,960 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Elbaum as an employee of Alpine, and (ii) 833,334 shares issuable upon exercise of certain stock options.
(4)
Based upon Amendment No. 2 to Schedule 13G filed on February 13, 2003 by the State of Wisconsin Investment Board.
(5)
Based upon an Amendment to Schedule 13G filed on February 3, 2003 by Dimensional Fund Advisors Inc., which, in its role as investment advisor and investment manager, possessed both investment and voting power over such shares as of December 31, 2002.
(6)
Includes (i) 412 shares held in joint name with Mr. Knup's wife, (ii) 618 shares held in trust for the benefit of Mr. Knup's minor children, as to which shares Mr. Knup disclaims beneficial ownership, (iii) 333,334 shares issuable upon exercise of certain stock options, (iv) 200,000 shares of restricted stock and (v) options to purchase 7,000 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Knup as an employee of Alpine.

(7)
Includes (i) 166,667 shares issuable upon exercise of certain stock options and (ii) 100,000 shares of restricted stock. Also includes options to purchase 21,300 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Aldridge as an employee of Alpine.
(8)
Includes (i) 16,102 shares of restricted stock which have been credited to Mr. Deedy's account under the Company's Deferred Stock Account Plan, (ii) 153,651 shares issuable upon exercise of certain stock options, and (iii) 69,143 shares of restricted stock.
(9)
Shares issuable upon exercise of certain stock options.
(10)
Includes (i) options to purchase 27,420 shares of Superior Common Stock owned by Alpine, which options were granted to Mr. Schut as an employee of Alpine, (ii) 63,446 shares issuable upon exercise of certain stock options, (iii) 48,247 shares credited to Mr. Schut's deferred stock account pursuant to the Stock Compensation Plan and (iv) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware statutory business trust in which Superior TeleCom owns all the common equity interests.
(11)
Includes (i) 47,997 shares issuable upon exercise of certain stock options and (ii) 49,665 shares credited to Mr. Levenson's deferred stock account pursuant to the Stock Compensation Plan.
(12)
Shares issuable upon exercise of certain stock options.
(13)
Includes (i) 60,430 shares issuable upon exercise of certain stock options and (ii) 39,110 shares credited to Mr. Connell's deferred stock account pursuant to the Stock Compensation Plan.
(14)
Includes (i) 47,997 shares issuable upon exercise of certain stock options and (ii) 46,163 shares credited to Mr. Tse's deferred stock account pursuant to the Stock Compensation Plan.
(15)
Includes (i) 18,594 shares issuable upon exercise of certain stock options and (ii) 80,491 shares credited to Mr. Jansing's deferred stock account pursuant to the Stock Compensation Plan.
(16)
Includes (i) 10,460,371 shares of Superior Common Stock beneficially owned by Alpine, (ii) 2,218,151 shares issuable upon exercise of certain options, including options to purchase 120,680 shares of Superior Common Stock owned by Alpine, (iii) 369,143 shares of restricted stock, (iv) 279,778 shares credited to the respective deferred stock accounts of the directors of the Company pursuant to the Stock Compensation Plan and (v) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I.

Item 13. Certain Relationships and Related Transactions.

        On December 11, 2002, in accordance with the terms of a Purchase Agreement dated October 31, 2002, as amended on December 11, 2002, by and among Alpine, Alpine Holdco Inc., a wholly owned subsidiary of Alpine ("Alpine Holdco"), the Company and the Company's wholly owned subsidiaries, STI, Essex International Inc. ("Essex International") and Essex Group, Inc. (together with the Company, STI and Essex International, the "Sellers"), the Sellers sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of the Sellers' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd. This transaction is hereinafter referred to as the "Electrical Sale". The aggregate purchase price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to the Company to purchase 19.9% of the common stock of Essex Electric Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. STI continues to retain a 3% equity interest in Superior Cables Ltd.

        In connection with the Electrical Sale, Alpine Holdco, Essex Electric and Superior TeleCom entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement Essex Electric, among other things, has agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior TeleCom will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior TeleCom. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior TeleCom. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior TeleCom may terminate its obligations to supply copper rod upon 60 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement after December 11, 2002 was $10.8 million and the cost for administrative services for 2002 was $0.3 million.

        On October 2, 1996, at the time of Superior TeleCom's initial public offering, Alpine entered into an agreement (the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, Alpine provided management and other services to Superior TeleCom. In exchange for such services, Superior TeleCom paid Alpine a per annum fee plus reimbursement of costs and expenses incurred in connection with Alpine's provision of such services. Effective September 1, 2000, the per annum fee was increased from $2.7 million to $5.0 million. The Services Agreement was further amended effective January 1, 2001 to provide for a reduction in the per annum fee from $5.0 million to $4.0 million for the period from January 1, 2001 through June 30, 2002 and to provide for an additional fee of $1.0 million to be accrued and paid at such time as Superior TeleCom makes a $175 million term loan prepayment from proceeds of a major asset divesture or equity transaction, which transaction did not occur. The annual fee under the Services Agreement was estimated to reflect commercially reasonable costs for the services provided. However, the level of services provided by Alpine was reduced during 2001 and further in 2002. The Services Agreement expired in accordance with its terms on June 30, 2002, and no amounts were paid under the Services Agreement in 2002.

        In December 2001, Alpine, Superior TeleCom and STI entered into a reimbursement agreement pursuant to which Alpine committed to advance on behalf of STI approximately $3.8 million to be used solely to pay one quarterly cash interest payment on STI's senior subordinated notes. In May 2002, the commitment was funded, and, pursuant to the terms of the reimbursement agreement, Superior TeleCom issued junior subordinated PIK notes to Alpine in the face amount of the funds advanced, with such notes due seven years from the date issued. Interest on these notes is payable in the form of additional junior subordinated PIK notes for as long as the indebtedness arising under STI's senior credit agreement remains outstanding. STI issued to Alpine a junior subordinated PIK note in the original principal amount of $93,913 as part of the consideration for Alpine's commitment. As additional consideration, Superior TeleCom also issued Alpine warrants to purchase 200,000 shares of Superior Common Stock at an exercise price of $1.41 per share, and was obligated to issue Alpine warrants to purchase an additional 50,000 shares of Superior Common Stock at the same exercise price upon obtaining requisite stockholder approval of such issuance. In addition, because the commitment was actually drawn upon, Alpine was to be issued, subject to obtaining requisite stockholder approval of such issuance, additional warrants to purchase up to 2.1 million shares of Superior Common Stock; the first 900,000 warrants at an exercise price of $1.41, with the remainder at an exercise price of $1.69. All of the aforementioned warrants were canceled in connection with the Electrical Sale.

        Alpine owns one-eighth of an interest in each of two aircraft pursuant to an arrangement with Raytheon Travel Air Company. For the year ended December 31, 2002, the Company paid to Alpine $179,181 in maintenance fees and $78,947 in usage fees, which amounts represent the maintenance and usage fees allocable to the Company's usage of the aircraft.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2003	SUPERIOR TELECOM INC.
	By:	/s/ STEPHEN C. KNUP President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board	April 30, 2003
/s/ STEPHEN C. KNUP Stephen C. Knup	President and Chief Operating Officer (principal executive officer)	April 30, 2003
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 30, 2003
/s/ KENNETH G. BYERS, JR. Kenneth G. Byers, Jr.	Director	April 30, 2003
/s/ EUGENE P. CONNELL Eugene P. Connell	Director	April 30, 2003
/s/ JOHN C. JANSING John C. Jansing	Director	April 30, 2003
/s/ JAMES R. KANELY James R. Kanely	Director	April 30, 2003
/s/ ROBERT J. LEVENSON Robert J. Levenson	Director	April 30, 2003
/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 30, 2003
/s/ CHARLES Y. C. TSE Charles Y. C. Tse	Director	April 30, 2003

I, Stephen C. Knup, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Superior TeleCom Inc.;

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

Date: April 30, 2003

/s/ STEPHEN C. KNUP Name: Stephen C. Knup Title: President and Chief Operating Officer

I, David S. Aldridge, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Superior TeleCom Inc.;

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

Date: April 30, 2003

/s/ DAVID S. ALDRIDGE Name: David S. Aldridge Title: Chief Financial Officer

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002
AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
SIGNATURES