Form 10-Q
period 2003-03-31
SUPERIOR TELECOM INC
filed 2003-05-15
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock, $.01 Par Value	21,845,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,154	$7,101
Accounts receivable (less allowance for doubtful accounts of $7,759 and $7,676 at March 31, 2003 and December 31, 2002, respectively)	107,063	84,515
Inventories, net	116,949	104,363
Other current assets	56,048	65,199

Total current assets	290,214	261,178
Property, plant and equipment, net	267,427	275,127
Other assets	37,432	34,300

Total assets	$595,073	$570,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term borrowings	$73,006	$57,691
Current portion of long-term debt	—	1,107,231
Accounts payable	14,131	32,411
Accrued expenses	11,864	75,507

Total current liabilities	99,001	1,272,840
Other long-term liabilities	3,617	44,519

Total liabilities not subject to compromise	102,618	1,317,359
Liabilities subject to compromise	1,432,101	—

Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	—	137,270
Stockholders' deficit:
Common stock, $.01 par value; 35,000,000 shares authorized; 22,623,669 and 22,179,834 shares issued at March 31, 2003 and December 31, 2002, respectively	226	222
Capital in excess of par value	45,171	44,828
Accumulated other comprehensive deficit	(13,233)	(13,051)
Accumulated deficit	(953,819)	(897,645)

	(921,655)	(865,646)
Treasury stock, at cost; 778,469 shares at March 31, 2003 and 795,210 shares at December 31, 2002	(17,991)	(18,378)

Total stockholders' deficit	(939,646)	(884,024)

Total liabilities and stockholders' deficit	$595,073	$570,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$249,538	$376,778
Cost of goods sold	223,449	330,813

Gross profit	26,089	45,965
Selling, general and administrative expenses	20,747	37,276
Restructuring and other charges	4,166	12,590

Operating income (loss)	1,176	(3,901)
Interest expense (contractual interest of $28,677 for the three months ended March 31, 2003)	(20,672)	(25,244)
Other income (expense), net	(200)	(738)

Loss before reorganization items, income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(19,696)	(29,883)
Reorganization items	(34,768)	—
Income tax benefit	2,333	12,421

Loss before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(52,131)	(17,462)
Distributions on preferred securities of Superior Trust I	(3,870)	(4,139)

Loss before minority interest and cumulative effect of accounting change for goodwill impairment	(56,001)	(21,601)
Minority interest in net loss of subsidiary	—	431

Loss before cumulative effect of accounting change for goodwill impairment	(56,001)	(21,170)
Cumulative effect of accounting change for goodwill impairment	—	(424,503)

Net loss	$(56,001)	$(445,673)

Net loss per share of common stock—basic and diluted:
Loss before cumulative effect of accounting change for goodwill impairment	$(2.58)	$(1.01)
Cumulative effect of accounting change for goodwill impairment	—	(20.17)

Net loss—basic and diluted	$(2.58)	$(21.18)

Weighted average shares outstanding:
Basic and diluted	21,720	21,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2003
	Shares	Amount
Common stock:
Balance at beginning of period	22,179,834	$222
Stock grants	443,835	4

Balance at end of period	22,623,669	226

Capital in excess of par value:
Balance at beginning of period		44,828
Compensation expense related to stock grants		343

Balance at end of period		45,171

Accumulated other comprehensive deficit:
Balance at beginning of period		(13,051)
Foreign currency translation adjustment		(387)
Change in unrealized gains (losses) on derivatives, net		205

Balance at end of period		(13,233)

Accumulated deficit:
Balance at beginning of period		(897,645)
Stock grants		(173)
Net loss		(56,001)

Balance at end of period		(953,819)

Treasury stock:
Balance at beginning of period	(795,210)	(18,378)
Stock grants from treasury stock	16,741	387

Balance at end of period	(778,469)	(17,991)

Total stockholders' deficit		$(939,646)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Loss before cumulative effect of accounting change for goodwill impairment	$(56,001)	$(21,170)
Adjustments to reconcile loss before cumulative effect of accounting change to net cash used for operating activities:
Depreciation and goodwill amortization	7,776	11,763
Deferred distributions on Trust Convertible Preferred Securities	3,541	3,844
Amortization of deferred financing costs	3,591	3,163
Write-down of idled property, plant and equipment	—	8,483
Deferred income tax benefit	(2,333)	(3,556)
Minority interest in losses of subsidiary	—	(431)
Reorganization items	34,768	—
Change in assets and liabilities:
Accounts receivable, net	(22,650)	(32,428)
Inventories, net	(12,635)	19,613
Other current and non-current assets	8,657	1,455
Accounts payable and accrued expenses	13,048	(16,655)
Other, net	497	(583)

Cash flows used for operating activities before reorganization items	(21,741)	(26,502)
Reorganization items paid, net	—	—

Cash flows used for operating activities	(21,741)	(26,502)

Cash flows from investing activities:
Capital expenditures	(595)	(3,329)
Superior Israel customer loan repayments	—	2,726
Other	163	64

Cash flows used for investing activities	(432)	(539)

Cash flows from financing activities:
Short-term borrowings (repayments), net	(56,931)	5,314
Borrowings under DIP credit facility, net	72,257	—
Borrowings under revolving credit facilities, net	13,350	10,443
Debt issuance costs	(3,900)	(3,966)
Long-term borrowings	—	1,286
Repayments of long-term borrowings	(7)	—
Other, net	—	(213)

Cash flows provided by financing activities	24,769	12,864

Effect of exchange rate changes on cash	457	(25)
Net increase (decrease) in cash and cash equivalents	3,053	(14,202)
Cash and cash equivalents at beginning of period	7,101	19,311

Cash and cash equivalents at end of period	$10,154	$5,109

Supplemental disclosures:
Cash paid for interest	$12,176	$30,418

Cash received for income taxes, net	$(131)	$(3,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

        As discussed in Note 2 below, on March 3, 2003 (the "Petition Date") the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to the Petition Date, in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the March 31, 2003 consolidated balance sheet and classified as liabilities subject to compromise and recorded at the estimated amount of the allowable claim. Revenues, expenses, and gains and losses resulting from the reorganization are reported separately as reorganization items in the consolidated statement of operations for the three months ended March 31, 2003.

  Asset divestiture

        On December 11, 2002, Superior and Superior's wholly-owned subsidiaries, Superior Telecommunications Inc., Essex International Inc. and Essex Group, Inc. (collectively the "Sellers"), sold the following assets and securities to Alpine Holdco Inc. ("Alpine Holdco"), a wholly owned subsidiary of The Alpine Group Inc. ("Alpine"), the Company's principal stockholder: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of the Sellers' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. This transaction is referred to herein as the "Electrical Sale". Superior continues to retain a 3% equity interest in Superior Israel. The aggregate purchase price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model.

        In connection with the Electrical Sale, the Company, Alpine Holdco and Essex Electric entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days' notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total sales of copper rod under the Supply Agreement during the three months ended March 31, 2003 were $38.6 million. The Company also received $1.3 million for administrative services provided to Essex Electric for the three months ended March 31, 2003.

  Trust Convertible Preferred Securities

        Included in the consolidated balance sheet at December 31, 2002 are $137.3 million of Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") of Superior Trust I (the "Trust") holding solely 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") of the Company. Superior's Chapter 11 filing constitutes an early dissolution event under the terms of the instruments governing the Trust as a result of which the Trust was liquidated on April 30, 2003 by distributing to holders of the Trust Convertible Preferred Securities an aggregate principal amount of $166.6 million of Convertible Debentures representing the aggregate liquidation value of the Trust Convertible Preferred Securities. Accordingly, the Trust Convertible Preferred Securities have been included in liabilities subject to compromise at March 31, 2003 at their aggregate liquidation value. The adjustment of $29.0 million to increase the recorded book value of the Trust Preferred Securities to their aggregate liquidation value has been reflected as a reorganization expense in the accompanying statement of operations for the three months ended March 31, 2003.

  Goodwill

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries and be reviewed annually for impairment. If the carrying value (including goodwill) of any reporting unit exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill exists resulting in a charge to earnings to the extent of goodwill impairment.

        The transitional rules for implementing SFAS No. 142 provided that an initial assessment as to whether there was an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 required that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        The Company completed its final determination of initial goodwill impairment in August 2002 and recorded a non-cash goodwill impairment charge of $424 million including $166 million related to its Electrical segment and $258 million related to its original equipment manufacturers ("OEM") segment. The goodwill impairment charge was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Accordingly, during 2002 the accompanying consolidated statement of operations for the three months ended March 31, 2002 was restated to reflect the cumulative effect of the accounting change.

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

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(56,001)	$(445,673)
Add stock-based employee compensation expense included in reported net loss, net of tax	561	215
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(756)	(629)

Pro forma net loss	$(56,196)	$(446,087)

Net loss per share:
Basic and diluted—as reported	$(2.58)	$(21.18)
Basic and diluted—pro forma	(2.59)	(21.20)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2002: dividend yield of 0%; expected volatility of 73%, risk-free interest rate of 4.5%, and expected life of two years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the three months ended March 31, 2002 was $0.62. No options were granted during the three months ended March 31, 2003.

  Derivatives

        The costs of copper, the Company's most significant raw material has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At March 31, 2003, the Company had futures purchase contracts for 39.0 million pounds of copper and 4.1 million pounds of aluminum related to certain future customer firm sales commitments. These future contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twelve months. Any hedge ineffectiveness is immediately recognized in earnings. At March 31, 2003 the Company had an unrealized loss of $0.5 million on these futures contracts recorded in other comprehensive income with insignificant amounts of ineffectiveness recognized during the three months ended March 31, 2003. Additionally, at March 31, 2003, the Company had futures sales contracts for 14.7 million pounds of copper, or $11.2 million, with an estimated fair value of $0.7 million. Changes in the fair value of these contracts are recorded in the consolidated income statement of operations on the same line item as the underlying exposure being hedged.

  New Accounting Standards

        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The adoption of SFAS No. 143 did not have a material impact on the results of operations or financial position of the Company.

        The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2002. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the results of operations or financial position of the Company.

        The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the three months ended March 31, 2003 have been accounted for in accordance with SFAS No. 146.

        The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of Interpretation No. 45 did not have a material effect on the Company's financial statements.

2.     Chapter 11 Filing and Proceedings

        On March 3, 2003, the Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases are being jointly administered (Case No. 03-10607). The Debtors are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company's United Kingdom and Mexican operations were not included in the Chapter 11 filings.

        The Company decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls which hampered its ability to meet interest and principal obligations on its long-term debt obligations. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the OEM and communications sectors caused by, among other things, substantial spending reductions by the regional Bell operating companies ("RBOCs") and independent telephone operating companies.

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

        The Company contemplates that a plan of reorganization will likely result in holders of the Company's common stock and holders of the 8 1/2% Trust Convertible Preferred Securities issued by Superior Trust I (which were exchanged for Convertible Debentures as a result of the liquidation of the Trust on or about April 30, 2003) receiving no distribution on account of their interests and cancellation of those interests. Under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders.

        In connection with the Chapter 11 filings, motions necessary for the Company to conduct normal business activities have been filed with and approved by the Bankruptcy Court, including (i) interim approval of $95 million of a $100 million debtor-in-possession ("DIP") credit facility (the "DIP Credit Facility") for working capital needs and other general corporate purposes, (ii) authorization to pay up to $18.3 million of pre-petition liabilities related to certain essential trade creditors, (iii) authorization to pay most pre-petition payroll and employee related obligations and (iv) authorization to pay certain pre-petition shipping and import/export related obligations. On April 18, 2003, a committee of the unsecured creditors filed an objection with respect to the Company's DIP Credit Facility. The unsecured creditors assert, among other things, that (i) the Debtors did not seek alternative sources of financing on more favorable terms and conditions than the DIP Credit Facility, (ii) the adequate protection payments (as hereinafter described) are excessive and unwarranted, and (iii) certain events of default specified in the DIP Credit Facility are onerous and unduly burdensome. A hearing in Bankruptcy Court with respect to the unsecured creditors' objection is scheduled for May 15, 2003. Failure by the Company to obtain final Bankruptcy Court approval of the DIP Credit Facility by May 20, 2003 would constitute an event of default under the DIP Credit Facility that could cause, absent the receipt of appropriate waivers, borrowings under the DIP Credit Facility to become due and payable. In such event the Company believes it could obtain the necessary waivers or extension of time or otherwise amend or modify the DIP Credit Facility to obtain final Bankruptcy Court approval.

        On May 2, 2003, the Company filed schedules and statements of financial affairs with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors. All of the schedules are subject to further amendment or modification. The Company has not yet established a deadline for creditors to file a proof of claim with the Bankruptcy Court. Differences between amounts scheduled by the Company and claims submitted by creditors will be investigated and resolved in accordance with an established claims resolution process. The claim resolution process will not commence until after the expiration of the deadline for filing a proof of claim and, in light of the anticipated number of creditors of the Debtors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

        The Office of United States Trustee has appointed an unsecured creditors committee. This official committee and its legal representatives, together with representatives of the secured pre-petition creditors, have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary parties with which the Company will negotiate the terms of a plan of reorganization. There can be no assurance that these parties will support the Company's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between the Company and these parties could protract the bankruptcy proceedings, could negatively impact the Company's ability to operate during the bankruptcy and could delay the Company's emergence from bankruptcy.

        At this time, it is not possible to predict with certainty the effect of the Chapter 11 reorganization on the Company's business, creditors and equity holders or when the Company will be able to exit Chapter 11. The Company's future results are dependent upon a number of factors, including its ability to achieve the following:

  •
  continuing to implement its long-term strategy to return the Company to profitability;

  •
  taking appropriate action to offset any negative effects of the Chapter 11 filings on the Company's business, including any loss of customers and impairment of vendor relations;

  •
  operating within the framework of its DIP credit facility, including its limitations on capital expenditures and its financial covenants;

  •
  generating cash flows from operations and obtaining long-term financing to replace the DIP credit facility upon its expiration;

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

3.     Inventories, net

        At March 31, 2003 and December 31, 2002, the components of inventories were as follows:

	March 31, 2003	December 31, 2002
	(in thousands)
Raw materials	$15,225	$13,318
Work in process	12,709	8,646
Finished goods	90,892	82,833

	118,826	104,797
LIFO reserve	(1,877)	(434)

	$116,949	$104,363

        Inventories valued using the LIFO method amounted to $67 million and $63 million at March 31, 2003 and December 31, 2002, respectively.

4.     Comprehensive loss

        The components of comprehensive loss for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net loss	$(56,001)	$(445,673)
Foreign currency translation adjustment	(387)	(618)
Change in unrealized gains (losses) on derivatives, net	205	—
Other	—	34

Comprehensive loss	$(56,183)	$(446,257)

        The components of accumulated other comprehensive deficit at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
	(in thousands)
Foreign currency translation adjustment	$(3,719)	$(3,332)
Additional minimum pension liability	(9,038)	(9,038)
Unrealized loss on derivatives	(476)	(681)

	$(13,233)	$(13,051)

5.     Liabilities subject to compromise

        Under bankruptcy law, actions by creditors to collect indebtedness incurred prior to the date of the Chapter 11 filing are stayed and certain other contractual obligations may not be enforced against the Debtors. The Company has received permission from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries, wages and benefits and obligations related to shipping charges and certain essential trade creditors. Substantially all other unpaid pre-petition liabilities have been classified as liabilities subject to compromise in the March 31, 2003 consolidated balance sheet. Liabilities subject to compromise at March 31, 2003 were as follows (in thousands):

March 31, 2003
Senior credit facility	$890,027
Senior subordinated notes	221,755
Trust Convertible Preferred Securities	166,612
Other borrowings	8,792
Accounts payable	35,908
Accrued interest and fees	47,326
Other liabilities	61,681

$1,432,101

6.     Reorganization items

        Reorganization items represent amounts incurred by the Company as a result of the Chapter 11 filings and are summarized as follows for the three months ended March 31, 2003 (in thousands):

Three months ended March 31, 2003
Professional fees	$952
Adjustments to pre-petition liabilities	29,014
Deferred debt issue costs	3,802
Adequate protection payments	1,000

$34,768

        Adjustments to pre-petition liabilities represent amounts to adjust the carrying value of the Trust Convertible Preferred Securities to the estimated amount of the allowed claim.

7.     Restructuring and other charges

        During the three months ended March 31, 2002, the Company recorded restructuring and other charges of $12.6 million related to the closure of its Communications Group Elizabethtown, Kentucky manufacturing facility. These actions were taken to more closely align the productive capacity of the Communications Group with current market demand levels. The $12.6 million charge included an $8.5 million write-down of idled property, plant and equipment, $3.0 million of employee separation costs and $1.1 million of other facility related closure costs. The Company incurred an additional $0.6 million of restructuring and other charges in the first quarter of 2003 primarily related to ongoing closure activities at the Elizabethtown facility and the Communications Group facility in Winnipeg, Manitoba which was closed in October 2002. Restructuring and other charges for the three months ended March 31, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with preparation for the Company's Chapter 11 filings.

8.     Debt

        At March 31, 2003 and December 31, 2002, short-term borrowings and long-term debt consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Short-term borrowings:
Debtor-in-possession credit facility	$72,257	$—
Accounts receivable securitization	—	57,691
Other	749	—

	$73,006	$57,691

Long-term debt:
Senior credit facility:
Revolving credit facility	$—	$191,480
Term loan A	—	301,793
Term loan B	—	383,404
Senior subordinated notes	—	221,755
Other	—	8,799

Total long-term debt	—	1,107,231
Less current portion of long-term debt	—	1,107,231

	$—	$—

        As discussed in Note 2, on March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition indebtedness is subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court. Superior's principal pre-petition debt agreements included a senior secured credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Pre-Petition Credit Agreement") and outstanding Senior Subordinated Notes. As a result of the Chapter 11 filings, all of Superior's pre-petition debt has been classified as liabilities subject to compromise at March 31, 2003 and effective March 3, 2003 the Company ceased accruing interest on all pre-petition debt in accordance with SOP 90-7.

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior received interim bankruptcy court approval for $95 million of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") in order to refinance Superior's accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility is a revolving credit facility under which Superior Telecommunications Inc. is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on all of the Company's assets (except valid and unavoidable pre-petition liens and certain other permitted liens applicable to certain assets) subject to a $1.75 million carve out for professional and certain administrative fees. The DIP Credit Facility also provides for adequate protection payments to certain pre-petition lenders in an amount representing Superior's 2002 income tax refunds to be received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed

$1.5 million per month. The monthly adequate protection payments are payable only if the Company meets certain EBITDA thresholds and maintains certain borrowing/liquidity levels. The Company paid monthly adequate protection payments of $1.0 million on April 1, 2003 and on May 1, 2003.

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

        On April 18, 2003, a committee of the unsecured creditors filed an objection with respect to the Company's DIP Credit Facility. The unsecured creditors assert, among other things, that (i) the Debtors did not seek alternative sources of financing on more favorable terms and conditions than the DIP Credit Facility, (ii) the adequate protection payments (as hereinafter described) are excessive and unwarranted, and (iii) certain events of default specified in the DIP Credit Facility are onerous and unduly burdensome. A hearing in Bankruptcy Court with respect to the unsecured creditors' objection is scheduled for May 15, 2003. Failure by the Company to obtain final Bankruptcy Court approval of the DIP Credit Facility by May 20, 2003 would constitute an event of default under the DIP Credit Facility that could cause, absent the receipt of appropriate waivers, borrowings under the DIP Credit Facility to become due and payable. In such event the Company believes it could obtain the necessary waivers or extension of time or otherwise amend or modify the DIP Credit Facility to obtain final Bankruptcy Court approval.

9.     Loss per share

        The computation of basic and diluted loss per share for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003			2002
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share before cumulative effect of accounting change for goodwill impairment	$(56,001)	21,720	$(2.58)	$(21,170)	21,043	$(1.01)

Cumulative effect of accounting change for goodwill impairment	—		—	(424,503)		(20.17)

Basic loss per common share	$(56,001)	21,720	$(2.58)	$(445,673)	21,043	$(21.18)

        The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the loss per share calculation for the three months ended March 31, 2003 and 2002 as the impact would be anti-dilutive. Stock options outstanding with respect to 4.2 million and 5.2 million shares of common stock for the three months ended March 31, 2003 and 2002, respectively, have not been included in the computation of diluted earnings per share because to do so would be anti-dilutive for all periods presented.

10.   Business segments

        The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM, copper rod, and prior to December 11, 2002, electrical. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002, all of Superior Israel's and DNE's products. The OEM segment includes magnet wire and related products. The copper rod segment includes sales of copper rod produced by the Company's continuous casting units to external customers. Prior to 2003, substantially all copper rod produced by the Company was used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced sales volumes in both the Communications and OEM segments, in 2003 the Company began to actively offer copper rod for sale to external parties, including Essex Electric. Copper rod produced for internal processing is recorded by the consuming segment at cost as a component of cost of goods sold. The electrical segment included building and industrial wire and cable. As discussed in Note 1, the Company sold DNE, substantially all of its investment in Superior Israel and the assets comprising its electrical segment to Alpine on December 11, 2002.

        The Company evaluates segment performance based on a number of factors, with operating income being the most critical.

        Financial information for each of the Company's reportable segments is presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations and balance sheets.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net sales:
Communications	$74,984	$125,235
OEM	124,048	128,330
Copper rod	50,506	—
Electrical	—	123,213

	$249,538	$376,778

Operating income (loss):
Communications	$2,241	$6,706
OEM	7,957	10,182
Copper rod	(1,083)	—
Electrical	—	(3,030)
Corporate and other	(3,773)	(5,169)
Restructuring and other charges	(4,166)	(12,590)

	$1,176	$(3,901)

11.   Debtor financial information

        Summarized financial information as of and for the three months ended March 31, 2003 with respect to the Debtors included in the Chapter 11 filings is as follows:

March 31, 2003
Balance Sheet Information:
ASSETS
Current assets:
Cash and cash equivalents	$10,000
Accounts receivable	100,160
Inventories, net	114,122
Other current assets	49,343

Total current assets	273,625
Property, plant and equipment, net	240,681
Investment in and advances to affiliates	41,455
Other assets	35,589

Total assets	$591,350

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term borrowings	$72,257
Accounts payable and accrued expenses	25,758

Total current liabilities	98,015
Other long-term liabilities	880

Total liabilities not subject to compromise	98,895
Liabilities subject to compromise	1,432,101
Stockholders' deficit:	(939,646)

Total liabilities and stockholders' deficit	$591,350

Three Months Ended March 31, 2003
Statement of Operations Information:
Net sales	$238,050
Cost of goods sold	211,909

Gross profit	26,141
Selling, general and administrative expenses	20,284
Restructuring and other charges	4,037

Operating income	1,820
Interest expense (contractual interest of $31,328)	(23,323)
Other income (expense), net	(168)

Loss before reorganization items, income taxes and equity in loss of non-Debtor entities	(21,671)
Reorganization items	(34,768)
Income tax benefit	2,409

Loss before equity in loss of non-Debtor entities	(54,030)
Equity in loss of non-Debtor entities	(1,971)

Net loss	$(56,001)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Superior manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturers ("OEM"), (iii) copper rod and (iv) prior to December 11, 2002, electrical. The Communications Group includes communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group for periods prior to December 11, 2002 are DNE Systems, Inc. ("DNE") and the Company's then 50.2% owned Israeli subsidiary, Superior Cables Ltd. ("Superior Israel"), which manufactures a range of wire and cable products in Israel including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The copper rod segment includes sales of copper rod produced by the Company's continuous casting units to external customers. Prior to 2003, substantially all copper rod produced by the Company was used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced sales volumes in both the Communications and OEM segments, in 2003 the Company began to actively offer copper rod for sale to external parties, including Essex Electric. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities. As discussed in Note 1 to the accompanying consolidated financial statements, on December 11, 2002 Superior sold the operations comprising the Electrical Group, all of the outstanding capital stock of DNE and a 47% interest in Superior Israel to The Alpine Group, Inc. ("Alpine") (the "Electrical Sale").

        On March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and in accordance with the applicable provisions of the Bankruptcy Code. The Company's United Kingdom and Mexican operations were not included in the Chapter 11 filings. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders and holders of the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I (which were exchanged for Convertible Debentures as a result of the liquidation of the Trust on or about April 30, 2003) will not receive any distribution under the contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2003, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

        The Company decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls which hampered its ability to meet interest and principal obligations on its long-term debt obligations. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the OEM and communications sectors caused by, among other things, substantial spending reductions by the RBOCs and independent telephone operating companies.

        Information regarding the Chapter 11 filings appears in Note 2 to the accompanying condensed consolidated financial statements.

        A plan of reorganization could materially change the amounts reported in the Company's financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization. The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 3, 2003, in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The Company's ability to continue as a going concern is contingent upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP credit facility and the ability to generate cash flows from operations and obtain long-term financing sources to replace the DIP credit facility (upon its expiration) and to fund its future operations upon emergence from bankruptcy.

        Industry segment financial data (including sales and operating income by industry segment) for the three month periods ended March 31, 2003 and 2002 is included in Note 10 to the accompanying consolidated financial statements.

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

Results of Operations—Three Month Period Ended March 31, 2003 as Compared to the Three Month Period Ended March 31, 2002

        Consolidated sales for the three months ended March 31, 2003 were $249.5 million, a decrease of 34% as compared to consolidated sales of $376.8 million for the quarter ended March 31, 2002. Sales for the 2002 quarter related to the divested operations of the Electrical Group, DNE and Superior Israel were $160.9 million. Excluding the effects of the Electrical Sale, net sales increased $33.6 million or 16% (15% increase adjusted for a constant cost of copper). The increase was due to third party sales of manufactured copper rod of $50.5 million, including $38.6 million sold to Essex Electric, during the three months ended March 31, 2003. During the first quarter of 2002 all copper rod manufactured by the Company was utilized internally in the Company's manufacturing processes.

        Communications Group sales for the March 31, 2003 quarter were $75.0 million as compared to $125.2 million for the quarter ended March 31, 2002. Excluding the effects of the Electrical Sale, sales for the quarter ended March 31, 2003 decreased $12.5 million or 14% (16% decrease adjusted for a constant cost of copper) from the quarter ended March 31, 2002. The Communications Group sales decline in the current year as compared to the prior year was due primarily to a 17% reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 that continued throughout 2002 and into 2003.

        OEM Group sales were $124.0 million for the quarter ended March 31, 2003, a copper-adjusted decline of 4% as compared to the prior year. The sales decline for the quarter ended March 31, 2003 as compared to 2002 reflected the reduced demand for magnet wire from the Company's major OEM customers due principally to the comparative decline on a year-over-year basis in the industrial and automotive sectors which are core markets for the OEM Group's products.

        The Company operates continuous casting units to convert copper cathode into copper rod which has historically been used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced sales volumes in both the Communications and OEM segments, in 2003 the Company began to actively offer copper rod for sale to external parties. These activities comprise the Copper Rod segment. In connection with the Electrical Sale, Superior and Essex Electric entered in a Supply and Transitional Services agreement whereby Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. Sales of copper rod to Essex Electric amounted to $38.6 million for the quarter ended March 31, 2003. Total outside sales of copper rod for the three months ended March 31, 2003 were $50.5 million. Outside sales of copper rod were insignificant for the quarter ended March 31, 2002.

        For the quarter ended March 31, 2003, gross profit was $26.1 million, a decline of 43% as compared to the prior year quarter. Excluding the effects of the Electrical Sale, gross profit declined $5.6 million for the three months ended March 31, 2003 compared to the prior year quarter. The gross profit margin in the March 31, 2003 quarter was 10.5% which, after excluding the effects of the Electrical Sale, compares to a gross profit margin of 14.7% for the three months ended March 31, 2002. The comparative decline in gross profit was principally the result of low margins on outside copper rod sales and, to a lesser degree, quarter over quarter decreases in Communications and OEM margin percentages caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        Selling, general and administrative expenses ("SG&A expense") for the three month period ended March 31, 2003 were $20.7 million, a decrease of 44% as compared to SG&A expense of $37.3 million for the three months ended March 31, 2002. Excluding the effects of the Electrical Sale, SG&A expense decreased $1.7 million as compared to the 2002 quarter. The decrease in 2003 is due primarily to cost reductions in all the Company's business units in response to reduced sales.

        The Company incurred operational restructuring and other charges of $12.6 million for the three month period ended March 31, 2002 related to the closure of a Communications Group manufacturing facility in Elizabethtown, Kentucky. The closure was effected in order to more closely align the productive capacity of the Communications Group with market demand and to reduce overall manufacturing costs. The Company incurred an additional $0.6 million of restructuring and other charges in the first quarter of 2003 primarily related to ongoing closure activities at the Elizabethtown facility and the Communications Group facility in Winnipeg, Manitoba which was closed in October 2002. The Company expects to incur additional costs of approximately $1.7 million in 2003 related to these closures. Restructuring and other charges for the three months ended March 31, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with the Company's Chapter 11 filings.

        The Company had operating income of $1.2 million for the quarter ended March 31, 2003 compared to an operating loss of $3.9 million for the comparable 2002 quarter. The operating loss in 2002 included restructuring and other charges of $12.6 million as compared to $4.2 million for the quarter ended March 31, 2003. The comparative improvement in operating income for the current year was principally attributable to the decrease in restructuring and other charges offset by lower sales volumes and reduced gross profit margins in the Company's Communications and OEM segments. The Electrical Sale did not have a material impact on comparative operating income.

        The Company incurred reorganization costs of $34.8 million related to its Chapter 11 filing. These costs consist of $1.0 million of post-petition professional fees, $29.0 million to adjust the carrying value of the Company's Trust Convertible Preferred Securities to the amount of the allowed claim in respect of this liability, $3.8 million to write-off deferred debt issue costs associated with the Company's refinanced accounts receivable securitization and $1.0 million of adequate protection payments.

        Interest expense for the quarter ended March 31, 2003 was $20.7 million, compared to interest expense of $25.2 million for the quarter ended March 31, 2002. As a result of Superior's Chapter 11 filing, effective March 3, 2003 the Company ceased accruing interest on all pre-petition debt in accordance with SOP 90-7. Interest expense for the quarter ended March 31, 2003 consists of interest on the Company's DIP Credit Facility and interest on pre-petition debt through March 3, 2003. Interest at the stated contractual rate on pre-petition debt that was not charged to operations for the three months ended March 31, 2003 was $8.0 million.

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units' of the Company and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provided that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of economic and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $424 million which was recorded retroactively in 2002 to January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to the Electrical segment and $258 million related to the OEM segment.

Liquidity and Capital Resources

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior received interim bankruptcy court approval for $95 million of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") in order to refinance Superior's accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility is a revolving credit facility under which Superior Telecommunications Inc. is the borrower and the rest of the entities included in the Chapter 11 filings (together with Superior Telecommunications Inc., the "Debtors") are guarantors. The DIP Credit Facility has been afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on all of the Debtors' assets (except valid and unavoidable pre-petition liens and certain other permitted liens applicable to certain assets) subject to a $1.75 million carve out for professional and certain administrative fees. The DIP Credit Facility also provides for adequate protection payments to certain pre-petition lenders in an amount representing Superior's 2002 income tax refunds to be received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. The monthly adequate protection payments are payable only if the Company meets certain EBITDA thresholds and maintains certain borrowing/liquidity levels. The Company paid monthly adequate protection payments of $1.0 million on April 1, 2003 and on May 1, 2003.

        Borrowings under the DIP Credit Facility bear interest at the prime rate plus 2.5% or, at Superior's option, at the LIBOR rate plus 3.5%. The DIP Credit Facility provides for a maximum committed amount of $100 million with borrowing availability determined by reference to a borrowing base tied to eligible accounts receivable and inventory levels. As of May 9, 2003, Superior had $    million in undrawn available borrowings under the DIP Credit Facility (based on the current $95 million DIP borrowing limit). Superior is obligated to pay an unused commitment fee of 1% per annum on the unused amount of the maximum committed amount and a fee of 3.5% per annum on the outstanding face amount of outstanding letters of credit. The DIP Credit Facility is scheduled to terminate on the earliest to occur of (i) December 3, 2003 (with an automatic extension to March 3, 2004 if the Company files a reorganization plan satisfactory to the DIP Credit Facility lenders prior to September 3, 2003), or (ii) the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

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

        On April 18, 2003, a committee of the unsecured creditors filed an objection with respect to the Company's DIP Credit Facility. The unsecured creditors assert, among other things, that (i) the Debtors did not seek alternative sources of financing on more favorable terms and conditions than the DIP Credit Facility, (ii) the adequate protection payments (as hereinafter described) are excessive and unwarranted, and (iii) certain events of default specified in the DIP Credit Facility are onerous and unduly burdensome. A hearing in Bankruptcy Court with respect to the unsecured creditors' objection is scheduled for May 15, 2003. Failure by the Company to obtain final Bankruptcy Court approval of the DIP Credit Facility by May 20, 2003 would constitute an event of default under the DIP Credit Facility that could cause, absent the receipt of appropriate waivers, borrowings under the DIP Credit Facility to become due and payable. In such event the Company believes it could obtain the necessary waivers or extension of time or otherwise amend or modify the DIP Credit Facility to obtain final Bankruptcy Court approval.

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

        Effective March 3, 2003, Superior is no longer required to pay interest or principal on its pre-petition debt. During the period of reorganization, Superior's principal cash requirements will include interest payments on the DIP Credit Facility (approximately $4 million annually based on current interest rates and borrowing levels), capital expenditures estimated at approximately $10 to $15 million annually, professional fees incurred in connection with the Company's reorganization, and, in certain instances, monthly adequate protection payments due pre-petition lenders. The Company must meet certain minimum EBITDA levels and must maintain certain borrowing/liquidity levels prior to the payment of any adequate protection payments and therefore the Company believes that such payments will not impact its ability to maintain sufficient levels of liquidity. Given the substantial reduction in cash interest requirements, and its projected level of capital requirements, Superior believes that cash provided by operations together with borrowing availability under the DIP Credit Facility will be sufficient to meet its obligations and fund its working capital requirements during the period of its reorganization. Although there can be no assurance, Superior expects to file a plan of reorganization with the Bankruptcy Court prior to September 3, 2003 and thus extend the scheduled termination date of the DIP Credit Facility from December 3, 2003 until March 3, 2004. However, if not, Superior currently believes that it can otherwise obtain any necessary extensions to its DIP Credit Facility or alternative DIP financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. A 1% increase in interest rates affecting the DIP Credit Facility would increase annual interest expense by approximately $0.7 million.

        The costs of copper, the Company's most significant raw material has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At March 31, 2003, the Company had futures purchase contracts for 39.0 million pounds of copper expiring through September 2004 and 4.1 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. The net fair value of these futures contracts was ($0.5) million at March 31, 2003. Additionally, at March 31, 2003, the Company had futures sales contracts for 14.7 million pounds of copper, or $11.2 million, expiring in July 2003 with an estimated fair value of $0.7 million.

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

        Except for the historical information herein, the matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short term interest rates and foreign exchange rates, and the Company's ability to take appropriate action to offset any negative effects of the Chapter 11 filings on the Company's business, including any loss of customers and impairment of vendor relations; operate within the framework of its DIP credit facility, including its limitations on capital expenditures and its financial covenants; generate cash flows from operations and obtain long-term financing to replace the DIP credit facility; attract, motivate and retain key executives and employees; develop, have confirmed by the Bankruptcy Court and implement a plan of reorganization and other risk factors detailed in the Company's most recent filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company's Chapter 11 filings constitute an event of default with respect to its Pre-Petition Credit Agreement, Senior Subordinated Notes and the Trust Convertible Preferred Securities and as result of its Chapter 11 filings the Company has not made any principal or interest payments on indebtedness incurred prior to March 3, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*	Second Amendment to the Revolving Credit and Guarantee Agreement, dated April 9, 2003, among Superior Telecommunications Inc., the guarantors named therein, various lenders, General Electric Capital Corporation, as syndication agent, and Deutche Bank Trust Company Americas as administrative agent.
99.1*	Certification of the Company's President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

  On March 3, 2003, the Company filed an Item 3 Form 8-K indicating that the Company and its U.S subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR TELECOM INC.
Date: May 15, 2003	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

CERTIFICATIONS

I, Stephen C. Knup, certify that:

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ DAVID S. ALDRIDGE
David S. Aldridge Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SUPERIOR TELECOM INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SUPERIOR TELECOM INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERIOR TELECOM INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS