Form 10-Q
period 2003-06-30
SUPERIOR TELECOM INC
filed 2003-08-13
CIK 1019285

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003
Common Stock, $.01 Par Value	21,845,200

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

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,416	$7,101
Accounts receivable (less allowance for doubtful accounts of $7,777 and $7,676 at June 30, 2003 and December 31, 2002, respectively)	105,209	84,515
Inventories, net	114,324	104,363
Other current assets	20,951	65,199

Total current assets	248,900	261,178
Property, plant and equipment, net	261,112	275,127
Other assets	29,985	34,300

Total assets	$539,997	$570,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term borrowings	$45,897	$57,691
Current portion of long-term debt	—	1,107,231
Accounts payable	37,020	32,411
Accrued expenses	25,918	75,507

Total current liabilities	108,835	1,272,840
Other long-term liabilities	17,684	44,519

Total liabilities not subject to compromise	126,519	1,317,359
Liabilities subject to compromise	1,343,619	—

Total liabilities	1,470,138	1,317,359
Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of the Company (net of discount)	—	137,270
Stockholders' deficit:
Common stock, $.01 par value; 35,000,000 shares authorized; 22,623,669 and 22,179,834 shares issued at June 30, 2003 and December 31, 2002, respectively	226	222
Capital in excess of par value	45,322	44,828
Accumulated other comprehensive deficit	(10,436)	(13,051)
Accumulated deficit	(947,262)	(897,645)

	(912,150)	(865,646)
Treasury stock, at cost; 778,469 shares at June 30, 2003 and 795,210 shares at December 31, 2002	(17,991)	(18,378)

Total stockholders' deficit	(930,141)	(884,024)

Total liabilities and stockholders' deficit	$539,997	$570,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003		2002
Net sales		$248,780	$391,797
Cost of goods sold		218,768	343,181

Gross profit		30,012	48,616
Selling, general and administrative expenses		20,954	36,713
Restructuring and other charges		669	19,089

Operating income (loss)		8,389	(7,186)
Interest expense (contractual interest of $39,115 for the three months ended June 30, 2003)		(2,349)	(27,411)
Other income (expense), net		170	(837)

Income (loss) before reorganization items, income taxes, distributions on preferred securities of Superior Trust I and minority interest		6,210	(35,434)
Reorganization items		1,800	—
Income tax (expense) benefit		(273)	12,769

Income (loss) before distributions on preferred securities of Superior Trust I and minority interest		7,737	(22,665)
Accrued distributions on preferred securities of Superior Trust I		(1,180)	(4,084)

Income (loss) before minority interest		6,557	(26,749)
Minority interest in net loss of subsidiary		—	1,493

Net income (loss)		$6,557	$(25,256)

Net income (loss) per share of common stock—basic and diluted	$	..30	$(1.18)

Weighted average shares outstanding—basic and diluted		21,845	21,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Net sales	$498,318	$768,575
Cost of goods sold	442,217	673,994

Gross profit	56,101	94,581
Selling, general and administrative expenses	41,701	73,989
Restructuring and other charges	4,835	31,679

Operating income (loss)	9,565	(11,087)
Interest expense (contractual interest of $67,792 for the six months ended June 30, 2003)	(23,021)	(52,655)
Other income (expense), net	(30)	(1,575)

Loss before reorganization items, income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(13,486)	(65,317)
Reorganization items	(32,968)	—
Income tax benefit	2,060	25,190

Loss before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(44,394)	(40,127)
Distributions on preferred securities of Superior Trust I	(5,050)	(8,223)

Loss before minority interest and cumulative effect of accounting change for goodwill impairment	(49,444)	(48,350)
Minority interest in net loss of subsidiary	—	1,924

Loss before cumulative effect of accounting change for goodwill impairment	(49,444)	(46,426)
Cumulative effect of accounting change for goodwill impairment	—	(424,503)

Net loss	$(49,444)	$(470,929)

Net loss per share of common stock—basic and diluted:
Loss before cumulative effect of accounting change for goodwill impairment	$(2.27)	$(2.19)
Cumulative effect of accounting change for goodwill impairment	—	(20.02)

Net loss—basic and diluted	$(2.27)	$(22.21)

Weighted average shares outstanding—basic and diluted	21,783	21,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2003
	Shares	Amount
Common stock:
Balance at beginning of period	22,179,834	$222
Stock grants	443,835	4

Balance at end of period	22,623,669	226

Capital in excess of par value:
Balance at beginning of period		44,828
Compensation expense related to stock grants		494

Balance at end of period		45,322

Accumulated other comprehensive deficit:
Balance at beginning of period		(13,051)
Foreign currency translation adjustment		1,712
Additional minimum pension liability		(291)
Change in unrealized gains (losses) on derivatives, net		1,183
Other		11

Balance at end of period		(10,436)

Accumulated deficit:
Balance at beginning of period		(897,645)
Stock grants		(173)
Net loss		(49,444)

Balance at end of period		(947,262)

Treasury stock:
Balance at beginning of period	(795,210)	(18,378)
Stock grants from treasury stock	16,741	387

Balance at end of period	(778,469)	(17,991)

Total stockholders' deficit		$(930,141)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Loss before cumulative effect of accounting change for goodwill impairment	$(49,444)	$(46,426)
Adjustments to reconcile loss before cumulative effect of accounting change to net cash provided by (used for) operating activities:
Depreciation and amortization	14,751	23,188
Deferred distributions on Trust Convertible Preferred Securities	5,050	7,625
Amortization of deferred financing costs	4,891	7,564
Write-down of idled property, plant and equipment	—	18,279
Deferred income tax benefit	—	(12,930)
Minority interest in losses of subsidiary	—	(1,924)
Reorganization items	32,968	—
Change in assets and liabilities:
Accounts receivable, net	(20,480)	(34,875)
Inventories, net	(9,862)	27,249
Other current and non-current assets	41,519	(5,905)
Accounts payable and accrued expenses	41,210	(9,765)
Other, net	854	2,583

Cash flows provided by (used for) operating activities before reorganization items	61,457	(25,337)
Reorganization items paid, net	(2,828)	—

Cash flows provided by (used in) operating activities	58,629	(25,337)

Cash flows from investing activities:
Capital expenditures	(1,175)	(5,559)
Proceeds from asset sales	5,304
Superior Israel customer loan repayments	—	2,654
Other	196	218

Cash flows provided by (used for) investing activities	4,325	(2,687)

Cash flows from financing activities:
Short-term borrowings (repayments), net	(56,459)	17,761
Borrowings under DIP credit facility, net	44,630	—
Borrowings (repayments) under revolving credit facilities, net	(28,330)	14,104
Debt issuance costs	(3,900)	(3,939)
Long-term borrowings	—	14,850
Repayments of long-term borrowings	(19,402)	(26,799)
Other, net	—	149

Cash flows provided by (used in) financing activities	(63,461)	16,126

Effect of exchange rate changes on cash	1,822	507
Net increase (decrease) in cash and cash equivalents	1,315	(11,391)
Cash and cash equivalents at beginning of period	7,101	19,311

Cash and cash equivalents at end of period	$8,416	$7,920

Supplemental disclosures:
Cash paid for interest	$13,076	$49,743
Cash received for income taxes, net	$(57,846)	$(3,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR TELECOM INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(unaudited)

1. General

  Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Superior TeleCom Inc. and its majority owned subsidiaries (collectively, unless the context otherwise requires, "Superior" or the "Company").

        As discussed in Note 2 below, on March 3, 2003 (the "Petition Date"), the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to the Petition Date, in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the June 30, 2003 consolidated balance sheet and recorded at the estimated amount of the allowable claim. Revenues, expenses, and gains and losses resulting from the reorganization are reported separately as reorganization items in the consolidated statement of operations for the three and six months ended June 30, 2003.

  Asset divestiture

        On December 11, 2002, Superior and Superior's wholly-owned subsidiaries, Superior Telecommunications Inc., Essex International Inc. and Essex Group, Inc. (collectively, the "Sellers"), sold the following assets and securities to Alpine Holdco Inc. ("Alpine Holdco"), a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"), the Company's principal stockholder: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of the Sellers' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. This transaction is referred to herein as the "Electrical Sale". Superior continues to retain a 3% equity interest in Superior Israel. The aggregate purchase price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to Superior to purchase up to 19.9% of the common stock of Essex Electric Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model and is included in other assets in the accompanying consolidated balance sheet. On July 30, 2003, the Company received notice of its right to invest its pro rata share (19.9%) of a proposed equity offering of up to $2.4 million by Essex Electric. The Company has 20 days to notify Essex Electric of its intention. If the Company elects not to invest its pro rata share, a security holders' agreement effectuates a dilution of the Company's warrant to purchase a 19.9% interest.

        In connection with the Electrical Sale, the Company, Alpine Holdco and Essex Electric entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days' notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total sales of copper rod under the Supply Agreement during the three and six months ended June 30, 2003 were $20.9 million and $59.5 million, respectively. The Company also recorded $1.3 million and $2.6 million, respectively, for administrative services provided to Essex Electric for the three and six months ended June 30, 2003.

  Trust Convertible Preferred Securities

        Included in the consolidated balance sheet at December 31, 2002 are $137.3 million ($166.6 million liquidation value) of Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") of Superior Trust I (the "Trust") holding solely 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") of the Company. Superior's Chapter 11 filing constituted an early dissolution event under the terms of the instruments governing the Trust as a result of which the Trust was liquidated on or about April 30, 2003 by distributing to holders of the Trust Convertible Preferred Securities an aggregate principal amount of $166.6 million of Convertible Debentures representing the aggregate liquidation value of the Trust Convertible Preferred Securities. Accordingly, the Convertible Debentures have been included in liabilities subject to compromise at June 30, 2003. The adjustment of $27.0 million to increase the recorded book value of the Trust Preferred Securities and related unpaid distributions to their aggregate liquidation value has been reflected as a reorganization expense in the accompanying statement of operations for the six months ended June 30, 2003.

  Goodwill

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries and reviewed annually for impairment.

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

  Stock-Based Compensation Plans

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except for per share amounts).

	Three Months Ended June 30,
	2003	2002
Net income (loss), as reported	$6,557	$(25,256)
Add stock-based employee compensation expense included in reported net loss, net of tax	151	214
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(336)	(568)

Pro forma net income (loss)	$6,372	$(25,610)

Net income (loss) per share:
Basic and diluted—as reported	$0.30	$(1.18)
Basic and diluted—pro forma	$0.29	$(1.20)

	Six Months Ended June 3),
	2003	2002
Net loss, as reported	$(49,444)	$(470,929)
Add stock-based employee compensation expense included in reported net loss, net of tax	712	428
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,092)	(1,196)

Pro forma net loss	$(49,824)	$(471,697)

Net loss per share:
Basic and diluted—as reported	$(2.27)	$(22.21)
Basic and diluted—pro forma	$(2.29)	$(22.25)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2002: dividend yield of 0%; expected volatility of 91%, risk-free interest rate of 2%, and expected life of three years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the six months ended June 30, 2002 was $0.56. No options were granted during the six months ended June 30, 2003.

  Derivatives

        The costs of copper, the Company's most significant raw material has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At June 30, 2003, the Company had futures purchase contracts for 27.8 million pounds of copper and 5.2 million pounds of aluminum related to certain future customer firm sales commitments. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions, which are generally expected to occur in the next twelve months, are reflected in the income statement. Any hedge ineffectiveness is immediately recognized in earnings. At June 30, 2003 the Company had an unrealized gain of $0.5 million on these futures contracts recorded in other comprehensive income with insignificant amounts of ineffectiveness recognized during the three and six months ended June 30, 2003. Additionally, at June 30, 2003, the Company had futures sales contracts for 7.0 million pounds of copper, or $5.4 million, with an estimated fair value of $(0.1) million. Changes in the fair value of these contracts are recorded in the consolidated income statement of operations on the same line item as the underlying exposure being hedged.

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

        The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the three and six months ended June 30, 2003 have been accounted for in accordance with SFAS No. 146.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise if effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

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

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by certain classes of the Company's creditors and approved by the Bankruptcy Court.

        In connection with the Chapter 11 filings, motions necessary for the Company to conduct normal business activities were filed with and approved by the Bankruptcy Court on March 4, 2003, including (i) interim approval of $95 million of a $100 million debtor-in-possession ("DIP") credit facility (the "DIP Credit Facility") for working capital needs and other general corporate purposes, (ii) authorization to pay up to $18.3 million of pre-petition liabilities related to certain essential trade creditors, (iii) authorization to pay most pre-petition payroll and employee related obligations and (iv) authorization to pay certain pre-petition shipping and import/export related obligations. On May 16, 2003, the Bankruptcy Court gave final approval to the entire $100 million DIP Credit Facility.

        On May 2, 2003 and May 4, 2003, the Company filed schedules and statements of financial affairs with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors. All of the schedules are subject to further amendment or modification. The Company has established a deadline of August 25, 2003 for non-governmental creditors and September 5, 2003 for governmental creditors to file proofs of claim with the Bankruptcy Court. Differences between amounts scheduled by the Company and claims submitted by creditors will be investigated and resolved in accordance with an established claims resolution process. The claim resolution process will not commence until after the expiration of the deadline for filing a proof of claim and, in light of the anticipated number of creditors of the Debtors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

        The Office of United States Trustee has appointed an unsecured creditors committee. This official committee and its legal representatives, together with representatives of the secured pre-petition creditors, have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary parties with which the Company will negotiate the terms of a plan of reorganization. There can be no assurance that these parties will support the Company's positions in the bankruptcy proceedings including any plan of reorganization, and disagreements between the Company and these parties could protract the bankruptcy proceedings, could negatively impact the Company's ability to operate during the bankruptcy and could delay the Company's emergence from bankruptcy.

        On July 30, 2003, the Debtors filed a plan of reorganization (the "Plan of Reorganization") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. If consummated, pursuant to the Plan of Reorganization the lenders under the Company's pre-petition senior credit facility will receive (i) 100% of the common stock of a newly organized successor to the Company, (ii) $145 million of new senior notes to be issued by a new wholly-owned subsidiary ("NEWSUB") of the Company formed to hold substantially all assets of the Company, (iii) $5 million of mandatorily redeemable preferred stock to be issued by NEWSUB and (iv) the adequate protection payments authorized in connection with approval of the DIP Credit facility, including the Company's $58.1 million tax refund for the 2002 fiscal year (see Note 8). The Plan of Reorganization also provides that holders of the pre-petition Senior Subordinated Notes will receive a warrant to purchase up to 5% of the common stock of the reorganized Company at a price of equal to 150% of the midpoint range of the common equity value of the reorganized Company as set forth in the Plan of Reorganization. Pursuant to a consummated Plan of Reorganization current holders of the Company's common stock and holders of the Convertible Debentures (which were distributed to holders of the Trust Convertible Preferred Securities issued by Superior Trust I as a result of the liquidation of the Trust on or about April 30, 2003) will receive no distribution on account of their interests and those interests will be cancelled under the Plan of Reorganization. Additionally the Plan of Reorganization provides that holders of general unsecured claims will receive a cash payment equal to the lesser of 10% of such holder's allowed claim or (ii) a pro rata share of $2 million. The Plan of Reorganization also contemplates that the Company will enter into a new $120 million senior credit facility upon emergence from bankruptcy to provide for working capital requirements and to repay the DIP Credit Facility.

        Until the Plan of Reorganization is confirmed by the Bankruptcy Court, its terms are subject to change. The Plan of Reorganization must be voted upon by certain classes of the Company's creditors and approved by the Bankruptcy Court. Under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders. Although the Company anticipates that it will emerge from bankruptcy in 2003, there can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Plan of Reorganization and the transactions contemplated thereunder are more fully described in the Disclosure Statement, which was filed as Exhibit 2.2 to Superior's Current Report on Form 8-K, dated August 1, 2003. The Disclosure Statement includes detailed information about the Plan of Reorganization. Nothing contained in this Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, which can only occur based on the official disclosure statement package.

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

  •
  attracting, motivating and retaining key executives and employees; and

  •
  consummation of the Plan of Reorganization as it may be amended, or any other successor plan of reorganization.

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

3. Inventories, net

        At June 30, 2003 and December 31, 2002, the components of inventories were as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$12,428	$13,318
Work in process	12,379	8,646
Finished goods	91,809	82,833

	116,616	104,797
LIFO reserve	(2,292)	(434)

	$114,324	$104,363

        Inventories valued using the LIFO method amounted to $61.7 million and $63.0 million at June 30, 2003 and December 31, 2002, respectively.

4. Comprehensive income (loss)

        The components of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Net income (loss)	$6,557	$(25,256)
Foreign currency translation adjustment	2,099	1,309
Change in unrealized gains (losses) on derivatives, net	978	—
Additional minimum pension liability	(291)	—
Other	11	231

Comprehensive income (loss)	$9,354	$(23,716)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Net loss	$(49,444)	$(470,929)
Foreign currency translation adjustment	1,712	691
Change in unrealized gains (losses) on derivatives, net	1,183	—
Additional minimum pension liability	(291)	—
Other	11	265

Comprehensive loss	$(46,829)	$(469,973)

        The components of accumulated other comprehensive deficit at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Foreign currency translation adjustment	$(1,620)	$(3,332)
Additional minimum pension liability	(9,329)	(9,038)
Unrealized gain on derivatives	502	(681)
Other	11	—

	$(10,436)	$(13,051)

5. Liabilities subject to compromise

        Under bankruptcy law, actions by creditors to collect indebtedness incurred prior to the date of the Chapter 11 filing are stayed and certain other contractual obligations may not be enforced against the

Debtors. The Company has received permission from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries, wages and benefits and obligations related to shipping charges and certain essential trade creditors. Substantially all other unpaid pre-petition liabilities have been classified as liabilities subject to compromise in the June 30, 2003 consolidated balance sheet. Liabilities subject to compromise at June 30, 2003 were as follows (in thousands):

June 30, 2003
Senior credit facility	$828,952
Senior subordinated notes	221,755
Convertible Debentures	166,612
Other borrowings	8,792
Accounts payable	13,276
Accrued interest and fees	46,498
Other liabilities	57,734

$1,343,619

6. Reorganization items

        Reorganization items represent amounts incurred by the Company as a result of the Chapter 11 filings and are summarized as follows for the three and six months ended June 30, 2003 (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Professional fees	$5,838	$6,790
Adjustments to pre-petition liabilities	(2,008)	27,006
Deferred debt issue costs	(350)	3,452
Settlement of pre-petition liabilities	(5,010)	(5,010)
Adequate protection payments	(1,000)	—
Other	730	730

	$(1,800)	$32,968

        Adjustments to pre-petition liabilities represent amounts to adjust the carrying value of the Trust Convertible Preferred Securities (which were exchanged for Convertible Debentures as a result of the liquidation of the Trust on or about April 30, 2003) to the estimated amount of the allowed claim including accrued and unpaid distributions. As a result of the Bankruptcy Court ruling on May 16, 2003 (see Note 8), adequate protection payments previously reflected as reorganization expenses have been recorded as reductions in pre-petition indebtedness. Accordingly, the three month period ended June 30, 2003 reflects the reversal of adequate protection payments initially recorded as reorganization expenses during the quarter ended March 31, 2003.

7. Restructuring and other charges

        During the six months ended June 30, 2002, the Company recorded restructuring and other charges of $31.7 million. These charges included $25.9 million, $4.1 million, $0.8 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were taken to more closely align the productive capacity with market demand levels and to reduce overall manufacturing costs. The $31.7 million charge included an $18.3 million write-down of idled property, plant and equipment, $8.7 million of employee separation costs (422 personnel) and $4.7 million of other facility related closure costs. The Company incurred an additional $1.2 million of restructuring and other charges in the first six months of 2003 primarily related to ongoing closure activities at the Elizabethtown and Winnipeg facilities. The Company sold its Elizabethtown plant in April 2003 for $3.1 million which approximated the carrying value of the property. Additionally, the Company sold its Winnipeg facility in June 2003 for $1.8 million which approximated the carrying value of the property. Restructuring and other charges for the six months ended June 30, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with preparation for the Company's Chapter 11 filings.

8. Debt

        At June 30, 2003 and December 31, 2002, short-term borrowings and long-term debt consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Short-term borrowings:
Debtor-in-possession credit facility	$44,630	$—
Accounts receivable securitization	—	57,691
Other	1,267	—

	$45,897	$57,691

Long-term debt:
Senior credit facility:
Revolving credit facility	$—	$191,480
Term loan A	—	301,793
Term loan B	—	383,404
Senior subordinated notes	—	221,755
Other	—	8,799

Total long-term debt	—	1,107,231
Less current portion of long-term debt	—	1,107,231

	$—	$—

        As discussed in Note 2, on March 3, 2003, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and are currently managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and certain contractual provisions may not be enforced against the Company. Absent an order of the Bankruptcy Court, substantially all pre-petition indebtedness is subject to settlement under a plan of reorganization to be voted upon and approved by the Bankruptcy Court. Superior's principal pre-petition debt agreements include a senior secured credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Pre-Petition Credit Agreement") and outstanding Senior Subordinated Notes. As a result of the Chapter 11 filings, all of Superior's pre-petition debt has been classified as liabilities subject to compromise at June 30, 2003 and effective March 3, 2003 the Company ceased accruing interest on all pre-petition debt in accordance with SOP 90-7.

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior received bankruptcy court approval of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") in order to refinance Superior's accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility is a revolving credit facility under which Superior Telecommunications Inc. is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on all of the Company's assets (except valid and unavoidable pre-petition liens and certain other permitted liens applicable to certain assets) subject to a $1.75 million carve out for professional and certain administrative fees. The DIP Credit Facility also provides for adequate protection payments to certain pre-petition lenders in an amount representing Superior's 2002 income tax refunds to be received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. The monthly adequate protection payments are payable only if the Company meets certain EBITDA thresholds and maintains certain borrowing/liquidity levels. The Company paid monthly adequate protection payments of $1.0 million on April 1, May 1 and June 1, 2003. The adequate protection payments reduce the amount of the pre-petition lenders' allowed claim with respect to pre-petition indebtedness. Additionally, the Company received income tax refunds of approximately $58.1 in May 2003 and, as contemplated by an existing Bankruptcy Court order, applied this amount to the reduction of pre-petition indebtedness.

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

        On April 18, 2003, a committee of the unsecured creditors filed an objection with respect to the Company's DIP Credit Facility. The unsecured creditors asserted, among other things, that (i) the Debtors did not seek alternative sources of financing on more favorable terms and conditions than the DIP Credit Facility, (ii) the adequate protection payments (as previously described) were excessive and unwarranted and (iii) certain events of default specified in the DIP Credit Facility were onerous and unduly burdensome. On May 16, 2003, the Bankruptcy Court issued a final order overruling the objection filed by the unsecured creditors and approving the DIP Credit Facility and related adequate protection payments, including the application of the Company's 2002 income tax refunds to pre-petition indebtedness.

9. Loss per share

        The computation of basic and diluted loss per share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,
	2003			2002
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic and diluted loss per common share	$6,557	21,845	$0.30	$(25,256)	21,360	$(1.18)

	Six Months Ended June 30,
	2003			2002
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share before cumulative effect of accounting change for goodwill impairment	$(49,444)	21,783	$(2.27)	$(46,426)	21,201	$(2.19)
Cumulative effect of accounting change for goodwill impairment	—	—	—	(424,503)	21,201	(20.02)

Basic and diluted loss per common share	$(49,444)	21,783	$(2.27)	$(470,929)	21,201	$(22.21)

        The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities (which were exchanged for Convertible Debentures as a result of liquidation of the Trust on or about April 30, 2003) from the loss per share calculation for the three and six months ended June 30, 2003 and 2002 as the impact would be anti-dilutive. Stock options outstanding with respect to 4.2 million and 5.2 million shares of common stock at June 30, 2003 and 2002, respectively, have not been included in the computation of diluted earnings per share because to do so would be anti-dilutive for all periods presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net sales:
Communications	$93,140	$138,390 (1)	$168,124	$263,625 (1)
OEM	120,031	131,757	244,079	260,087
Copper rod	35,609	—	86,115	—
Electrical	—	121,650	—	244,863

	$248,780	$391,797	$498,318	$768,575

Operating income (loss):
Communications	$6,871	$8,738 (2)	$9,112	$15,444 (2)
OEM	6,822	12,225	14,779	22,407
Copper rod	(1,662)	—	(2,745)	—
Electrical	—	(2,943)	—	(5,979)
Corporate and other	(2,973)	(6,117)	(6,746)	(11,280)
Restructuring and other charges	(669)	(19,089)	(4,835)	(31,679)

	$8,389	$(7,186)	$9,565	$(11,087)

(1)
Includes $37.1 million and $74.8 million for the three and six months ended June 30, 2002, respectively, of sales for DNE and Superior Israel.

(2)
Includes $1.8 million and $4.2 million for the three and six months ended June 30, 2002, respectively, of operating income for DNE and Superior Israel.

11. Debtor financial information

        Summarized financial information as of June 30, 2003 and for the three and six-month periods then ended with respect to the Debtors included in the Chapter 11 filings is as follows (in thousands):

June 30, 2003
Balance Sheet Information:
ASSETS
Current assets:
Cash and cash equivalents	$7,593
Accounts receivable	98,266
Inventories, net	110,873
Other current assets	16,552

Total current assets	233,284
Property, plant and equipment, net	235,805
Investment in and advances to affiliates	37,674
Other assets	29,985

Total assets	$536,748

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term borrowings	$44,630
Accounts payable and accrued expenses	60,510

Total current liabilities	105,140
Other long-term liabilities	18,130

Total liabilities not subject to compromise	123,270
Liabilities subject to compromise	1,343,619
Stockholders' deficit:	(930,141)

Total liabilities and stockholders' deficit	$536,748

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Statement of Operations Information:
Net sales	$237,295	$475,345
Cost of goods sold	207,226	419,135

Gross profit	30,069	56,210
Selling, general and administrative expenses	20,603	40,887
Restructuring and other charges	585	4,622

Operating income	8,881	10,701
Interest expense (contractual interest of $40,287 and 71,615, respectively, for the three and six months ended June 30, 2003)	(2,341)	(25,664)
Other income (expense), net	188	20

Income (loss) before reorganization items, income taxes and equity in loss of non-Debtor entities	6,728	(14,943)
Reorganization items	1,800	(32,968)
Income tax (expense) benefit	(268)	2,141

Loss before equity in loss of non-Debtor entities	8,260	(45,770)
Equity in loss of non-Debtor entities	(1,703)	(3,674)

Net income (loss)	$6,557	$(49,444)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Superior manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturers ("OEM"), (iii) copper rod and (iv) prior to December 11, 2002, electrical. As discussed in Note 1 to the accompanying condensed consolidated financial statements, on December 11, 2002 Superior sold the operations comprising the Electrical Group, all of the outstanding capital stock of DNE Systems, Inc. ("DNE") and a 47% interest in Superior Cables Ltd. ("Superior Israel") to The Alpine Group, Inc. ("Alpine") (the "Electrical Sale"). The Communications Group includes communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group for periods prior to December 11, 2002 are DNE and the Company's then 50.2% owned Israeli subsidiary, Superior Israel, which manufactures a range of wire and cable products in Israel. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The copper rod segment includes sales of copper rod produced by the Company's continuous casting units to external customers. Prior to 2003, substantially all copper rod produced by the Company was used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced sales volumes in both the Communications and OEM segments, in 2003 the Company began to actively offer copper rod for sale to external parties, including Essex Electric. The Electrical Group included building and industrial wire for applications in commercial and residential construction and industrial facilities.

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

        On July 30, 2003 Superior filed a plan of reorganization (the "Plan of Reorganization") with the Bankruptcy Court that provides for, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. The Plan of Reorganization further contemplates that Superior's common stockholders and holders of the Convertible Debentures (which were distributed to holders of the Trust Convertible Preferred Securities of Superior Trust I as a result of the liquidation of the Trust on or about April 30, 2003) will not receive any distribution under the Plan of Reorganization. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for the Plan of Reorganization. Although the Plan of Reorganization provides for emergence from bankruptcy in 2003, there can be no assurance that the Plan of Reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

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

        Industry segment financial data (including sales and operating income by industry segment) for the three and six-month periods ended June 30, 2003 and 2002 is included in Note 10 to the accompanying consolidated financial statements.

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

Results of Operations—Three Month Period Ended June 30, 2003 as Compared to the Three Month Period Ended June 30, 2002

        Consolidated sales for the three months ended June 30, 2003 were $248.8 million, a decrease of 37% as compared to consolidated sales of $391.8 million for the quarter ended June 30, 2002. Sales for the 2002 quarter related to the divested operations of the Electrical Group, DNE and Superior Israel were $158.7 million. Excluding the effects of the Electrical Sale, net sales increased $15.7 million or 7% (7% increase adjusted for a constant cost of copper). The increase was due to third party sales of manufactured copper rod of $35.6 million, including $20.9 million sold to Essex Electric, during the three months ended June 30, 2003 offset by revenue decreases in both the Communications and OEM segments.

        Communications Group sales for the June 30, 2003 quarter were $93.1 million as compared to $138.4 million for the quarter ended June 30, 2002. Excluding the effects of the Electrical Sale, sales for the quarter ended June 30, 2003 decreased $8.2 million or 8% (9% decrease adjusted for a constant cost of copper) from the quarter ended June 30, 2002. The Communications Group sales decline in the current year as compared to the prior year was due primarily to a reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 that continued throughout 2002 and into 2003.

        OEM Group sales were $120.0 million for the quarter ended June 30, 2003, a copper-adjusted decline of 8% as compared to the prior year. The sales decline for the quarter ended June 30, 2003 as compared to 2002 reflected the reduced demand for magnet wire from the Company's major OEM customers due principally to the comparative decline on a year-over-year basis in the industrial and automotive sectors which are core markets for the OEM Group's products.

        The Company operates continuous casting units to convert copper cathode into copper rod which has historically been used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced sales volumes in both the Communications and OEM segments, in 2003 the Company began to actively offer copper rod for sale to external parties. These activities comprise the Copper Rod segment. In connection with the Electrical Sale, Superior and Essex Electric entered in a Supply and Transitional Services agreement whereby Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. Sales of copper rod to Essex Electric amounted to $20.9 million for the quarter ended June 30, 2003. The total outside sales of copper rod for the three months ended June 30, 2003 were $35.6 million. During the second quarter of 2002 substantially all copper rod manufactured by the Company was utilized internally in the Company's manufacturing processes, thus outside sales of copper rod were insignificant for the quarter ended June 30, 2002.

        For the quarter ended June 30, 2003, gross profit was $30.0 million, a decline of 38% as compared to the prior year quarter. Excluding the effects of the Electrical Sale, gross profit declined $5.1 million for the three months ended June 30, 2003 compared to the prior year quarter. The gross profit margin in the June 30, 2003 quarter was 12.1% which, after excluding the effects of the Electrical Sale, compares to a gross profit margin of 15.1% for the three months ended June 30, 2002. The comparative decline in gross profit was principally the result of the inclusion in 2003 of outside copper rod sales which, due to the substantial material cost component, produces a lower gross margin percentage than the Company's other products. The decline in gross margin percentage in 2003 was also attributable to a comparative decrease in OEM margin percentages caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels. These decreases in gross margin percentage were offset to a limited extent by an increase in Communications margin percentage from 12.7% in 2002 to 13.9% in 2003. The improvement in the Communication margin percentage is due to improved capacity utilization as a result of increased production volumes and reductions in excess manufacturing capacity through prior year plant closures and restructuring efforts.

        Selling, general and administrative expenses ("SG&A expense") for the three month period ended June 30, 2003 were $21.0 million, a decrease of 43% as compared to SG&A expense of $36.7 million for the three months ended June 30, 2002. Excluding the effects of the Electrical Sale, SG&A expense decreased $1.2 million as compared to the 2002 quarter. The decrease in 2003 is due primarily to cost reductions in all the Company's business units in response to reduced sales.

        The Company incurred operational restructuring and other charges of $19.1 million for the three month period ended June 30, 2002 related to i) the closure of the Communications Group's manufacturing facilities in Elizabethtown, Kentucky and Winnepeg, Canada (ii) the closure of the OEM Group's Rockford, Illinois manufacturing facility; (iii) the shutdown of the Electrical Group's Canadian operations and (iv) operational restructuring activities at Superior Israel. The Company incurred an additional $0.7 million of restructuring and other charges in the second quarter of 2003 primarily related to the sale and closure of the Elizabethtown and Winnipeg facilities. The Company sold its Elizabethtown plant in April 2003 for $3.1 million which approximated the carrying value of the property. Additionally, the Company sold its Winnipeg facility in June 2003 for $1.8 million which approximated the carrying value of the property. The Company does not expect to incur significant additional costs related to these closures.

        The Company had operating income of $8.4 million for the quarter ended June 30, 2003 compared to an operating loss of $7.2 million for the comparable 2002 quarter. The operating loss in 2002 included restructuring and other charges of $19.1 million as compared to $0.7 million for the quarter ended June 30, 2003. The comparative improvement in operating income for the current year was principally attributable to the decrease in restructuring and other charges offset by lower sales volumes and reduced gross profit margins in the Company's OEM segment. The operating loss for the three months ended June 30, 2002 included an operating loss of $1.1 million attributable to the Electrical Group, DNE and Superior Israel.

        The Company recognized a net benefit from reorganization items related to its Chapter 11 filing of $1.8 million in the three months ended June 30, 2003. This benefit reflects gains of approximately $5.0 million on the settlement of pre-petition claims, $2.0 million to adjust the accrued dividends on the Trust Convertible Preferred Securities to the amount of the allowed claim, and $1.0 million related to the reversal of previously expensed adequate protection payments. As a result of a ruling by the Bankruptcy Court on May 16, 2003, adequate protection payments previously reflected as reorganization expenses have been recorded as reductions in pre-petition indebtedness. Accordingly the three month period ended June 30, 2003 reflects the reversal of adequate protection payments initially recorded as reorganization expenses during the quarter ended March 31, 2003. These benefits were offset by approximately $5.8 million in reorganization related professional fees.

        Interest expense for the quarter ended June 30, 2003 was $2.3 million, compared to interest expense of $27.4 million for the quarter ended June 30, 2002. As a result of Superior's Chapter 11 filing, effective March 3, 2003, the Company ceased accruing interest on all pre-petition debt in accordance with SOP 90-7. Interest expense for the quarter ended June 30, 2003 consists primarily of interest on the Company's DIP Credit Facility and does not reflect any interest on pre-petition debt. Interest at the stated contractual default rate on pre-petition debt that was not charged to operations for the three months ended March 31, 2003 was approximately $36.8 million.

Results of Operations—Six Month Period Ended June 30, 2003 as Compared to the Six Month Period Ended June 30, 2002

        Consolidated sales for the six months ended June 30, 2003 were $498.3 million, a decrease of 35% as compared to consolidated sales of $768.6 million for the six months ended June 30, 2002. Sales for the 2002 period related to the divested operations of the Electrical Group, DNE and Superior Israel were $319.6 million. Excluding the effects of the Electrical Sale, net sales increased $49.3 million or 11% (11% increase adjusted for a constant cost of copper). The increase was due to third party sales of manufactured copper rod of $86.1 million, including $59.5 million sold to Essex Electric, during the six months ended June 30, 2003.

        Communications Group sales for the six months ended June 30, 2003 were $168.1 million as compared to $263.6 million for the comparable 2002 period. Excluding the effects of the Electrical Sale, sales for the quarter ended June 30, 2003 decreased $20.7 million or 11% (12% decrease adjusted for a constant cost of copper) from the quarter ended June 30, 2002. The Communications Group sales decline in the current year as compared to the prior year was due primarily to a reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 that continued throughout 2002 and into 2003.

        OEM Group sales were $244.1 million for the six months ended June 30, 2003, a copper-adjusted decline of 6% as compared to the prior year. The sales decline for the quarter ended June 30, 2003 as compared to 2002 reflected the reduced demand for magnet wire from the Company's major OEM customers due principally to the comparative decline on a year-over-year basis in the industrial and automotive sectors which are core markets for the OEM Group's products.

        Total outside sales of copper rod for the three months ended June 30, 2003 were $86.1 million. Sales of copper rod to Essex Electric amounted to $59.5 million for the six months ended June 30, 2003. Outside sales of copper rod were insignificant for the six months ended June 30, 2002.

        For the six months ended June 30, 2003, gross profit was $56.1 million, a decline of 41% as compared to the prior year period. Excluding the effects of the Electrical Sale, gross profit declined $10.7 million for the six months ended June 30, 2003 compared to the prior year pereiod. The gross profit margin for the six months ended June 30, 2003 was 11.3% which, after excluding the effects of the Electrical Sale, compares to a gross profit margin of 14.9% for the six months ended June 30, 2002. The comparative decline in gross profit was principally the result of low margins on outside copper rod sales (as compared to the Company's other products) and, to a lesser degree, comparative decreases in OEM margin percentages caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        Selling, general and administrative expenses ("SG&A expense") for the six month period ended June 30, 2003 were $41.7 million, a decrease of 44% as compared to SG&A expense of $74.0 million for the comparable 2002 period. Excluding the effects of the Electrical Sale, SG&A expense decreased $2.7 million as compared to the 2002 period due primarily to cost reductions in the Company's business units in response to reduced sales and reductions in non-reorganization related professional fees.

        During the six months ended June 30, 2002, the Company recorded restructuring and other charges of $31.7 million. These charges included $25.9 million, $4.1 million, $0.8 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were taken to more closely align the productive capacity with market demand levels and to reduce overall manufacturing costs. The $31.7 million charge included an $18.3 million write-down of idled property, plant and equipment, $8.7 million of employee separation costs (422 personnel) and $4.7 million of other facility related closure costs. The Company incurred an additional $1.2 million of restructuring and other charges in the first six months of 2003 primarily related to ongoing closure activities at the Elizabethtown facility and the Communications Group facility in Winnipeg, Manitoba which was closed in October 2002. Restructuring and other charges for the six months ended June 30, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with preparation for the Company's Chapter 11 filings.

        The Company had operating income of $9.6 million for the six months ended June 30, 2003 compared to an operating loss of $11.1 million for the comparable 2002 period. The operating loss in 2002 included restructuring and other charges of $31.7 million as compared to $4.8 million of such charges for the six months ended June 30, 2003. The comparative improvement in operating income for the current year was principally attributable to the decrease in restructuring and other charges offset by lower sales volumes and reduced gross profit margins in the Company's Communications and OEM segments. The operating loss for the six months ended June 30, 2002 included an operating loss of $1.8 million attributable to the Electrical group, DNE and Superior Israel.

        The Company recorded charges for reorganization items related to its Chapter 11 filing of $32.9 million in the six months ended June 30, 2003. These costs primarily consist of $6.8 million of post-petition professional fees related to the reorganization, $27.0 million to adjust the carrying value of the Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of this liability, $3.5 million to write-off deferred debt issue costs associated with the Company's refinanced accounts receivable securitization and a benefit of $5.0 million from the settlement of pre-petition claims.

        Interest expense for the six months ended June 30, 2003 was $23.0 million, compared to interest expense of $52.7 million for the 2002 period. As a result of Superior's Chapter 11 filing, effective March 3, 2003, the Company ceased accruing interest on all pre-petition debt in accordance with SOP 90-7. Interest expense for the six months ended June 30, 2003 consists of interest on the Company's DIP Credit Facility and interest on pre-petition debt through March 3, 2003. Interest at the stated contractual default rate on pre-petition debt that was not charged to operations for the six months ended June 30, 2003 was $44.7 million.

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

Liquidity and Capital Resources

        The Company generated cash from operations of $58.6 million during the six months ended June 30, 2003 compared to cash used in operating activities of $25.3 million in the comparable 2002 period. The improvement is largely attributable to the Chapter 11 filing as payment of interest on pre-petition indebtedness is suspended and actions to collect pre-petition liabilities are stayed pending settlement under a plan of reorganization. Additionally, cash from operations for the six months ended June 30, 2003 includes approximately $58.1 million of tax refunds related to fiscal 2002. The tax refund was used to repay pre-petition indebtedness as contemplated by an existing Bankruptcy Court order.

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior received bankruptcy court approval for a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") in order to refinance Superior's accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility is a revolving credit facility under which Superior Telecommunications Inc. is the borrower and the rest of the entities included in the Chapter 11 filings (together with Superior Telecommunications Inc., the "Debtors") are guarantors. The DIP Credit Facility has been afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on all of the Debtors' assets (except valid and unavoidable pre-petition liens and certain other permitted liens applicable to certain assets), subject to a $1.75 million carve out for professional and certain administrative fees. The DIP Credit Facility also provides for adequate protection payments to certain pre-petition lenders in an amount representing Superior's $58.1 million 2002 income tax refunds received in May 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. The monthly adequate protection payments are payable only if the Company meets certain EBITDA thresholds and maintains certain borrowing/liquidity levels. The Company has paid monthly adequate protection payments of $1.0 million on April 1, 2003, May 1, 2003 and June 1, 2003.

        Borrowings under the DIP Credit Facility bear interest at the prime rate plus 2.5% or, at Superior's option, at the LIBOR rate plus 3.5%. The DIP Credit Facility provides for a maximum committed amount of $100 million with borrowing availability determined by reference to a borrowing base tied to eligible accounts receivable and inventory levels. As of June 30, 2003, Superior had

$47.8 million in undrawn available borrowings under the DIP Credit Facility. Superior is obligated to pay an unused commitment fee of 1% per annum on the unused amount of the maximum committed amount and a fee of 3.5% per annum on the outstanding face amount of outstanding letters of credit. The DIP Credit Facility is scheduled to terminate on the earliest to occur of (i) December 3, 2003 (with an automatic extension to March 3, 2004 if the Company files a reorganization plan satisfactory to the DIP Credit Facility lenders prior to September 3, 2003), or (ii) the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

        The DIP Credit Facility contains covenants which restrict the amount of capital expenditures and require the maintenance of specified levels of cumulative earnings before interest, taxes, depreciation, amortization and certain reorganization and restructuring expenses for periods ending on or after April 30, 2003. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of its business and enter into affiliated transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, borrowings under the DIP Credit Facility to become due and payable. The Company is currently in compliance with all applicable covenants under the DIP Credit Facility.

        On April 18, 2003, a committee of the unsecured creditors filed an objection with respect to the Company's DIP Credit Facility. The unsecured creditors asserted, among other things, that (i) the Debtors did not seek alternative sources of financing on more favorable terms and conditions than the DIP Credit Facility, (ii) the adequate protection payments (as hereinabove described) were excessive and unwarranted and (iii) certain events of default specified in the DIP Credit Facility were onerous and unduly burdensome. On May 16, 2003, the Bankruptcy Court issued a final order overruling the objection filed by the unsecured creditors and approving the DIP Credit Facility and related adequate protection payments, including the application of the Company's 2002 income tax refunds to pre-petition indebtedness.

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

        Effective March 3, 2003, Superior is no longer required to pay interest or principal on its pre-petition debt. During the period of reorganization, Superior's principal cash requirements will include interest payments on the DIP Credit Facility (approximately $4 million annually based on current interest rates and borrowing levels), capital expenditures estimated at approximately $10 to $12 million annually, professional fees incurred in connection with the Company's reorganization, and, in certain instances, monthly adequate protection payments due pre-petition lenders. The Company must meet certain minimum EBITDA levels and must maintain certain borrowing/liquidity levels prior to the payment of any adequate protection payments and therefore the Company believes that such payments will not impact its ability to maintain sufficient levels of liquidity. Given the substantial reduction in cash interest requirements, and its projected level of capital requirements, Superior believes that cash provided by operations together with borrowing availability under the DIP Credit Facility will be sufficient to meet its obligations and fund its working capital requirements during the period of its reorganization. The Company has experienced positive cash flow from its operations since the petition date and has reduced the borrowings under the DIP Credit Facility from $65.9 million at March 3, 2003 to $44.6 million at June 30, 2003.

        On July 30, 2003, the Debtors filed a plan of reorganization (the "Plan of Reorganization") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. If consummated, pursuant to the Plan of Reorganization the lenders under the Company's pre-petition senior credit facility will receive (i) 100% of the common stock of a newly organized successor to the Company, (ii) $145 million of new senior notes to be issued by a new wholly-owned subsidiary ("NEWSUB") of the Company formed to hold substantially all assets of the Company, (iii) $5 million of mandatorily redeemable preferred stock to be issued by NEWSUB and (iv) the adequate protection payments authorized in connection with approval of the DIP Credit facility, including the Company's $58.1 million tax refund for the 2002 fiscal year (see Note 8). The Plan of Reorganization also provides that holders of the pre-petition Senior Subordinated Notes will receive a warrant to purchase up to 5% of the common stock of the reorganized Company at a price of equal to 150% of the midpoint range of the common equity value of the reorganized Company as set forth in the Plan of Reorganization. Pursuant to a consummated Plan of Reorganization, current holders of the Company's common stock and holders of the Convertible Debentures (which were distributed to holders of the Trust Convertible Preferred Securities issued by Superior Trust I as a result of the liquidation of the Trust on or about April 30, 2003) will receive no distribution on account of their interests and those interests would be cancelled under the Plan of Reorganization. Additionally the Plan of Reorganization provides that holders of general unsecured claims will receive a cash payment equal to the lesser of 10% of such holder's allowed claim or (ii) a pro rata share of $2 million. The Plan of Reorganization also contemplates that the Company will enter into a new $120 million senior credit facility upon emergence from bankruptcy to provide for working capital requirements and to repay the DIP Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. A 1% increase in interest rates affecting the DIP Credit Facility would increase annual interest expense by approximately $0.4 million.

        The cost of copper, the Company's most significant raw material has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At June 30, 2003, the Company had futures purchase contracts for 27.8 million pounds of copper expiring through September 2004 and 5.2 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. The net fair value of these futures contracts was $0.5 million at June 30, 2003. Additionally, at June 30, 2003, the Company had futures sales contracts for 7.0 million pounds of copper, or $5.4 million, expiring in September 2003 with an estimated fair value of $(0.1) million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the President and Chief Operating Officer and Chief Financial Officer. Based on that evaluation, the President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company's Chapter 11 filings constitute an event of default with respect to its Pre-Petition Credit Agreement, Senior Subordinated Notes, Trust Convertible Preferred Securities and Convertible Debentures and as result of its Chapter 11 filings the Company has not made any principal or interest payments on indebtedness incurred prior to March 3, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

2.1	Joint Plan of Reorganization of Superior TeleCom Inc. and its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Telecom Inc. dated July 30, 2003).
2.2
Disclosure Statement with Respect to Joint Plan of Reorganization of Superior TeleCom Inc. and its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Telecom Inc. dated July 30, 2003).
31.1*	Certification of the Company's President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company's President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

  None.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR TELECOM INC.
Date: August 13, 2003	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES